Form 10QSB
period 1997-06-30
HORIZON PHARMACIES INC
filed 1997-08-22
CIK 1036260

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                       Commission File Number  333-25257

                            HORIZON Pharmacies, Inc.
       (Exact name of small business issuer as specified in its charter)

           TEXAS                                    75-2441557
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


                          275 W. Princeton Drive
                         Princeton, Texas  75407
                 (Address of principal executive offices)
                              (972) 736-2424
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Title of Each Class                   Outstanding at August 22, 1997
Common stock, par value $.01 per share                   2,462,424


Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                  FORM 10-QSB
                               TABLE OF CONTENTS

                                                                           Page

PART I.  FINANCIAL INFORMATION .............................................  3

         Balance Sheets - December 31, 1996 and June 30, 1997 (unaudited) ..  3

         Statements of Income - Three months ended June 30, 1996 and
           1997 (unaudited) and six months ended June 30, 1996 and June 30,
           1997 (unaudited) ................................................  5

         Statement of Stockholders' Equity - Six months ended June 30, 1997.  6

         Statements of Cash Flows - Six months ended June 30, 1996
           and 1997 (unaudited) ............................................  7

         Notes to Financial Statements (unaudited) .........................  9

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................. 12

PART II. OTHER INFORMATION ................................................. 18

         Submission of Matters to a Vote of Security Holders ............... 18

         Other Information ................................................. 19

         Exhibits and Reports on Form 8-K .................................. 20

SIGNATURES ................................................................. 21

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                           HORIZON PHARMACIES, INC.
                                BALANCE SHEETS

                                                                               DECEMBER 31,      JUNE 30,
                                                                                   1996            1997
                                                                               -----------     -----------
                                   ASSETS                                                      (Unaudited)
Current assets:
    Cash                                                                       $  153,260      $  229,052
    Accounts receivable, net of allowance for uncollectible
     accounts of $20,000 in 1996 and $25,000 in 1997:
         Third-party providers                                                  1,047,348       1,794,024
         Others                                                                   412,709         668,993
    Inventories, at the lower of specific identification cost or market         3,290,717       3,893,381
    Prepaid expenses                                                               31,071          41,096
                                                                               --------------------------
Total current assets                                                            4,935,105       6,626,546
Deferred offering costs (Note 5)                                                    -             344,518
Property, equipment and capital lease assets:
    Property and equipment, at cost:
         Land                                                                      10,000          10,000
         Building                                                                 193,220         194,389
         Equipment                                                                410,162         516,337
                                                                               --------------------------
                                                                                  613,382         720,726
    Less accumulated depreciation                                                  67,253         105,957
                                                                               --------------------------
    Property and equipment, net                                                   546,129         614,769
    Equipment under capital leases                                                158,339         252,953
    Less accumulated amortization                                                  33,884          55,060
                                                                               --------------------------
    Equipment under capital leases, net                                           124,455         197,893
                                                                               --------------------------
Property, equipment and capital lease assets, net                                 670,584         812,662
Intangibles, at cost (Note 7):
    Noncompete covenants                                                          146,788         146,788
    Customer lists                                                                211,605         279,996
    Goodwill                                                                      814,107       1,135,716
                                                                               --------------------------
                                                                                1,172,500       1,562,500
    Less accumulated amortization                                                 189,417         254,425
                                                                               --------------------------
Intangibles, net                                                                  983,083       1,308,075
                                                                               --------------------------

                                                                               $6,588,772      $9,091,801
                                                                               --------------------------
                                                                               --------------------------

(Continued on next page)

                            HORIZON PHARMACIES, INC.
                                BALANCE SHEETS
                                 (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                     DECEMBER 31,    JUNE 30,
                                                                        1996           1997
                                                                     ------------  -----------
                                                                                   (Unaudited)
Current liabilities:
    Bank overdraft                                                   $  247,759    $  206,272
    Accounts payable                                                  1,491,789     2,916,532
    Accrued liabilities                                                 161,365       256,830
    Notes payable (Notes 5 and 7):
         Supplier                                                     1,215,000     1,156,667
         Other                                                            -           898,642
         Stockholder                                                      -            50,000
    Current portion of long-term debt (Note 5)                          228,759       339,436
    Current obligations under capital leases                             27,400        57,859
                                                                     ------------------------
Total current liabilities                                             3,372,072     5,882,238
Long-term debt                                                        1,363,858     1,141,410
Obligations under capital leases                                        102,769       149,624
Stockholders' equity (Notes 5 and 6):
    Preferred stock, $.01 par value, authorized 1,000,000
         shares; none issued
    Common stock, $.01 par value, authorized 14,000,000
         shares; issued 1,082,424 shares                                 10,824        10,824
    Additional paid-in capital                                        1,760,303     1,760,303
    Retained earnings (accumulated deficit)                             (21,054)      147,402
                                                                     ------------------------
Total stockholders' equity                                            1,750,073     1,918,529
                                                                     ------------------------

                                                                     $6,588,772    $9,091,801
                                                                     ------------------------
                                                                     ------------------------

                             See accompanying notes.

                                    HORIZON PHARMACIES, INC.

                                STATEMENTS OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------   -------------------------
                                                       1996          1997          1996          1997
                                                       ----          ----          ----          ----
Net sales:
     Prescription drugs                            $2,382,505     $4,842,834    $4,370,939   $ 8,903,150
     Other                                            437,548      1,103,978       815,694     2,156,909
                                                   ----------     ----------    ----------   -----------
Total net sales                                     2,820,053      5,946,812     5,186,633    11,060,059
Cost of sales:
     Prescription drugs                             1,550,767      3,408,812     2,871,049     6,218,070
     Other                                            353,174        715,268       636,404     1,364,514
                                                   ----------     ----------    ----------   -----------
Total cost of sales                                 1,903,941      4,124,080     3,507,453     7,582,584
                                                   ----------     ----------    ----------   -----------
Gross margin                                          916,112      1,822,732     1,679,180     3,477,475

Depreciation and amortization:
     Property, equipment and capital lease assets      14,552         31,636        23,914        59,880
     Intangibles                                       23,140         34,556        45,797        65,008
Selling, general and administrative expenses          743,168      1,567,405     1,323,202     2,889,786
                                                   ----------     ----------    ----------   -----------
Total costs and expenses                              780,860      1,633,597     1,392,913     3,014,674
                                                   ----------     ----------    ----------   -----------
Income from operations                                135,252        189,135       286,267       462,801
                                                   ----------     ----------    ----------   -----------
Other income (expense):
     Interest and other income (expense)                1,779         (1,825)        2,939        (1,432)
     Interest expense                                 (53,464)       (89,382)      (96,124)     (142,913)
                                                   ----------     ----------    ----------   -----------
Total other income (expense)                          (51,685)       (91,207)      (93,185)     (144,345)
                                                   ----------     ----------    ----------   -----------
Income before pro forma provision for income taxes     83,567         97,928       193,082       318,456

Pro forma provision for income taxes (Note 4)          29,000         34,000        68,000       111,000
                                                   ----------     ----------    ----------   -----------
Pro forma net income                               $   54,567     $   63,928    $  125,082   $   207,456
                                                   ----------     ----------    ----------   -----------
                                                   ----------     ----------    ----------   -----------
Pro forma net income per share (Note 3)            $     0.05     $     0.06    $     0.12   $      0.18
                                                   ----------     ----------    ----------   -----------
                                                   ----------     ----------    ----------   -----------
Weighted average shares outstanding (Note 3)        1,058,000      1,142,424     1,058,000     1,142,424

                              See accompanying notes.

                                    HORIZON PHARMACIES, INC.
                               STATEMENT OF STOCKHOLDERS' EQUITY
                                SIX MONTHS ENDED JUNE 30, 1997

                                          COMMON STOCK
                                      ---------------------     ADDITIONAL      RETAINED EARNINGS          TOTAL
                                        SHARES     AMOUNT    PAID-IN CAPITAL  (ACCUMULATED DEFICIT)  STOCKHOLDERS' EQUITY
                                        ------     ------    ---------------  ---------------------  --------------------
Balance at December 31, 1996          1,082,424   $  10,824   $  1,760,303         $  (21,054)           $  1,750,073
Net income (unaudited)                    -           -              -                318,456                 318,456
Distributions to stockholders
  (unaudited)                             -           -                              (150,000)               (150,000)
                                      ---------   ---------   ------------         ----------            ------------
Balance at June 30, 1997 (unaudited)  1,082,424   $  10,824   $  1,760,303         $  147,402            $  1,918,529
                                      ---------   ---------   ------------         ----------            ------------
                                      ---------   ---------   ------------         ----------            ------------


                                       See accompanying notes.

                           HORIZON PHARMACIES, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         1996           1997
                                                                      ----------     ----------
OPERATING ACTIVITIES

Income before pro forma provision for income taxes                    $  193,082     $  318,456
Adjustments to reconcile income before pro forma provision for income taxes to net cash provided by operating activities:
     Depreciation and amortization of property, equipment and
       capital lease assets                                               23,914         59,880
           Amortization of intangibles                                    45,797         65,008
           Provision for uncollectible accounts receivable                 5,940          7,193
           Changes in operating assets and liabilities,
             net of acquisitions of businesses:
                 Accounts receivable                                    (170,484)      (943,771)
                 Inventories                                            (350,360)      (120,404)
                 Prepaid expenses                                          1,477        (10,025)
                 Bank overdraft                                          234,065        (41,487)
                 Accounts payable                                        267,350      1,423,127
                 Accrued liabilities                                      51,320         97,081
                                                                      ----------     ----------
Total adjustments                                                        109,019        536,602
                                                                      ----------     ----------
Net cash provided by operating activities                                302,101        855,058
INVESTING ACTIVITIES

Purchases of property and equipment                                      (14,949)       (47,344)
Proceeds from sales of property and equipment                              5,557              -
                                                                      ----------     ----------
Net cash used in investing activities                                     (9,392)       (47,344)

FINANCING ACTIVITIES

Borrowings on notes payable                                              350,000              -
Principal payments on notes payable                                            -       (108,333)
Principal payments on long-term debt                                     (73,530)      (111,771)
Principal payments on obligations under capital leases                    (7,349)       (17,300)
Payments for deferred offering costs                                           -       (344,518)

(Continued on next page)

                           HORIZON PHARMACIES, INC.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (Continued)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         1996           1997
                                                                      ----------     ----------

Distributions to stockholders                                         $ (120,000)    $ (150,000)
                                                                      ----------     ----------
Net cash provided by (used in) financing activities                      149,121       (731,922)
                                                                      ----------     ----------
Net increase in cash                                                     441,830         75,792
Cash at beginning of period                                              135,633        153,260
                                                                      ----------     ----------
Cash at end of period                                                 $  577,463     $  229,052
                                                                      ----------     ----------
                                                                      ----------     ----------
Supplemental disclosure of interest paid                              $   90,124     $  152,913

NONCASH INVESTING AND FINANCING ACTIVITIES

Additions to property and equipment for long-term debt                $  150,000     $        -
Equipment leased under capital leases                                     14,308         94,614
Acquisitions of businesses financed by debt:
   Accounts receivable and other                                      $    1,176     $   66,382
   Inventories                                                           460,327        482,260
   Property and equipment                                                 75,000         60,000
   Intangibles                                                           125,000        390,000
                                                                      ----------     ----------
   Assets acquired                                                    $  661,503     $  998,642
                                                                      ----------     ----------
                                                                      ----------     ----------

Financed by:
   Notes payable                                                      $  200,000     $  898,642
   Advance by stockholder                                                      -        100,000
   Long-term debt                                                        461,503              -
                                                                      ----------     ----------
                                                                      $  661,503     $  998,642
                                                                      ----------     ----------
                                                                      ----------     ----------


                            See accompanying notes.

                    HORIZON PHARMACIES, INC.

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1

The unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Registration Statement on Form SB-2, as amended, for the year ended December 31, 1996 related to the Company's initial public offering (the "Offering") (Note 5). The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. The Company's sales and earnings are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine cost of sales for the three months and the six months ended June 30, 1997 and 1996.

NOTE 2

In addition to the expansion capital available from the proceeds of the Offering, the Company has obtained a $2,000,000 credit facility with Bank
One, Texas, N.A. Although the terms have not fully been approved, such terms will include restrictive covenants such as financial ratio requirements. Management believes operations will not be adversely impacted by these restrictive covenants. No funds have been borrowed under this credit facility.

NOTE 3

Pro forma net income per share is based upon the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during each period adjusted in all periods presented for the effect of the number of shares of stock used to pay a non-recurring distribution of $300,000 to stockholders from the proceeds of the Offering. The pro forma net income per share calculation has been rounded up to the next even number.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which is required to be adopted by the Company in the reporting period ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined that the impact of SFAS 128 on the calculation of earnings per share for the three months and six months ended June 30, 1997 and 1996 would not be material.

NOTE 4

No historical provisions for income taxes have been included in the accompanying financial statements as income taxes, if any, are payable by the stockholders under provisions of subchapter S of the Internal Revenue Code. At June 30, 1997, the net bases of assets and liabilities for financial reporting purposes exceeds such bases for income tax purposes by approximately $400,000.

The pro forma provisions for income taxes included in the accompanying statements of income are based on an estimated effective tax rate of 35% and are presented as though the Company was required to pay income taxes in the periods presented.

The financial statements for the three months ending September 30, 1997 will include a provision (non-recurring) for deferred income taxes, resulting from a change in S corporation status as a result of the Offering in July 1997, related to the tax effect of cumulative differences in financial and tax bases of net assets of approximately $149,000.

NOTE 5

In April 1997, the Board of Directors of the Company approved a two-for-one split of the Company's common stock. The split and an amendment to the Company's articles of incorporation to change the authorized capitalization from 1,000,000 shares of $1.00 par common stock to 14,000,000 shares of $.01 par common stock and 1,000,000 shares of $.01 par preferred stock were approved by the stockholders on May 31, 1997. The Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix from time to time the number of shares to be included in each such class or series and the designations, preferences, qualifications, limitations, restrictions and rights of the shares of each such class or series. The effects of the stock split and recapitalization have been reflected retroactively in the accompanying financial statements.

In July 1997, the Company completed the Offering pursuant to which 1,380,000 shares of common stock were sold at $5.00 per share. The proceeds of the Offering, after deducting the underwriting discount and offering expenses, were approximately $6,000,000. A portion of the proceeds (approximately $1,575,000) was used to repay certain notes payable and long-term debt.

NOTE 6

In March 1997, the Board of Directors approved the 1997 Stock Option Plan (the "Plan"). The Plan was amended by the Board of Directors and was approved by the stockholders on May 31, 1997. Under the Plan, options for up to 246,243 shares of common stock may be granted until March 2007 to key employees and directors at prices as specified in the Plan on the dates the options are granted. Except as provided in the option agreements, options are exercisable at any time during a ten-year term. Options for 246,243 shares were granted by the Company in July 1997.

NOTE 7

At June 30, 1997, the Company operates 14 conventional, free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions beginning February 27, 1994. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. A summary of acquisitions for the six months ended June 30, 1996 and 1997 follows:

                                                        ASSETS ACQUIRED
   SIX MONTHS          STORE        PURCHASE   ------------------------------------     DEBT
  ENDED JUNE 30      OPERATIONS       PRICE    INVENTORIES    INTANGIBLES    OTHER    INCURRED
  -------------      ----------     ---------  -----------    -----------  -------    ----------

      1996               1           $661,503    $460,327      $125,000    $ 76,176    $661,503
      1997               3            998,642     482,260       390,000     126,382     998,642



The following unaudited pro forma results of operations data gives effect to the acquisitions completed during the six months ended June 30, 1996 and 1997 as if the transactions had been consummated as of January 1, 1996 and 1997. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1996 or 1997, respectively, or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions and income taxes.

                                           SIX MONTHS ENDED JUNE 30,
                                         ----------------------------
                                             1996            1997
                                             ----            ----
Unaudited pro forma information:

  Net sales                               $6,433,533     $11,839,059
  Net income                              $  190,914     $   228,456
  Net income per share                    $      .18     $       .20

In August 1997, the Company acquired from third parties three retail pharmacies in purchase transactions. The total purchase price of $1,504,262 has been preliminarily allocated to inventories ($1,047,787), property and equipment ($60,000), intangibles ($341,500) and other assets ($54,975). The purchases were financed by the issuance of 8% to 9% notes payable to the sellers for $966,850, cash of $475,000 and the assumption of certain trade payables to suppliers of $62,412. The notes to the sellers are secured by the assets acquired and are due in monthly installments from 60 to 84 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis reviews the operating results of the Company for the three months and the six months ended June 30, 1997 and compares those results to the comparable periods of 1996. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

     The Company's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing full-line retail pharmacies. In evaluating a retail pharmacy for potential acquisition, the Company (i) evaluates the target store's profits and losses for preceding years; (ii) reviews the store's income tax returns for preceding years; (iii) reviews computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyzes the store's location and competition in the immediate area; (v) reviews the store's lease agreement, if any; and (vi) assesses targeted areas for growth patterns and trends. Based on the Company's analysis of the foregoing items, the Company prepares an offer to purchase the particular store. To assess the reasonableness of the purchase price offered by a seller, the Company considers the anticipated rate of return, payback period, and the availability and terms of seller financing, it being generally desired that 50% of the purchase price be seller-financed with the balance split between cash and other consideration such as Company stock.

     During the six months ended June 30, 1996 and 1997, the Company acquired one and three retail pharmacies, respectively. The primary measurement of the effect of acquisitions on the Company's operating performance is the number of store operating months, which is the number of months all stores were owned by the Company during the relevant measuring period. Acquisitions are expected to continue as the most significant factor in the Company's growth strategy. Since June 30, 1997 the Company has acquired three more retail pharmacies located in Butte, Montana, Moriarty, New Mexico and Mesquite, Texas, respectively. The financial information for these three stores is not included in the financial statements presented in this Quarterly Report on Form 10-QSB.

     Currently, the Company's primary source of revenue is the sale of prescription drugs. During the six months ended June 30, 1996, sales of prescription drugs generated 84.3% of the Company's net sales; during the six months ended June 30, 1997, prescription drugs generated 80.5% of net sales. Management expects the Company's prescription drug business to increase on an annual basis as a result of the demographic trends towards an aging population and the continued development of new pharmaceutical products. However, the Company anticipates that such sales will decrease as a percentage of the Company's overall sales and gross margins as the Company expands its home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

     The Company's sales and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, sales and profits are typically highest in the fourth quarter and the first quarter of the ensuing year.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                            THREE MONTHS       SIX MONTHS
                                           ENDED JUNE 30,    ENDED JUNE 30,
                                           ---------------   --------------
                                            1996     1997     1996    1997
                                           ------   ------   ------  ------
INCOME STATEMENT DATA
SALES:
   Prescription drugs                       84.5%    81.4%    84.3%   80.5%
   Other                                    15.5%    18.6%    15.7%   19.5%
                                           ------   ------   ------  ------
     Total net sales                       100.0%   100.0%   100.0%  100.0%
                                           ------   ------   ------  ------
                                           ------   ------   ------  ------

COSTS AND EXPENSES:
   Cost of sales -- prescription drugs(1)   65.1%    70.4%    65.7%   69.8%
   Cost of sales -- other(2)                80.7%    64.8%    78.0%   63.3%
   Selling, general and administrative
     expenses(3)                            26.4%    26.4%    25.5%   26.1%
   Depreciation and amortization(3)          1.3%     1.1%     1.3%    1.1%
   Interest expense(3)                       1.9%     1.5%     1.9%    1.3%
PRO FORMA NET INCOME(3)(4)                   1.9%     1.1%     2.4%    1.9%

-------------------
     (1)  As a percentage of prescription drug sales.
     (2)  As a percentage of other sales.
     (3)  As a percentage of total net sales.
     (4)  After pro forma provisions for income taxes.

     Intangible assets, including but not limited to goodwill, pharmacy files and non-compete covenants, have historically represented a substantial portion of the Company's acquisition costs. Such assets are generally amortized over a period of not more than 20 years. Accordingly, the amortization of intangible assets is not expected to have a significant effect on the Company's future results of operations.

NET SALES

     The Company's total net sales increased $5,873,426 or 113.2%, to $11,060,059 for the six months ended June 30, 1997 compared to $5,186,633 for the six months ended June 30, 1996, and $3,126,759 or 110.9%, to $5,946,812 for the three months ended June 30, 1997 compared to $2,820,053 for the three months ended June 30, 1996. The increase was attributable primarily to the increase in store operating months from 44 in the first six months of 1996 to 78 in the first six months of 1997, and from 23 in the first three months of 1996 to 42 in the first three months of 1997.

     The following tables show the Company's prescription drug gross margins and total sales margins for six months and the three months ended June 30, 1996 and 1997:

                                GROSS MARGINS ON           GROSS MARGINS ON
                            PRESCRIPTION DRUG SALES          TOTAL SALES
                            -----------------------   ------------------------
SIX MONTHS ENDED JUNE 30,     AMOUNT    PERCENTAGE      AMOUNT      PERCENTAGE
-------------------------   ----------  ----------    ----------    ----------
       1997                 $2,685,080    30.2%       $3,477,475      31.4%
       1996                 $1,499,890    34.3%       $1,679,180      32.4%


                                GROSS MARGINS ON           GROSS MARGINS ON
                            PRESCRIPTION DRUG SALES          TOTAL SALES
                            -----------------------   ------------------------
THREE MONTHS ENDED JUNE 30,    AMOUNT   PERCENTAGE      AMOUNT      PERCENTAGE
--------------------------- ----------  ----------    ----------    ----------
       1997                 $1,434,022    29.6%       $1,822,732      30.7%
       1996                 $  831,738    34.9%       $  916,112      32.5%


     The decrease in the gross margin on prescription drug sales from 1996 to 1997 was primarily the result of an increase in third-party sales, which have lower margins, and the cost of sales during such period.

     Sales of prescription drugs decreased from 84.3% of total sales for the six months ended June 30, 1996 to 80.5% of total sales for six months ended June 30, 1997 and from 84.5% of total sales for the three months ended June 30, 1996 to 81.4% for the three months ended June 30, 1997. The Company expects that prescription drug sales will continue to decrease as a percentage of total sales as the Company expands its home healthcare and other non-pharmaceutical sales and services, whose gross margins exceed those of pharmaceutical sales.

     Same store sales for the Company's first seven stores increased from $4,585,125 in the first six months of 1996 to $5,093,220 in the first six months of 1997, and from $2,218,545 in the three months ended June 30, 1996 to $2,534,465 in the three months ended June 30, 1997. Management believes that these respective increases of 11.1% and 14.2% are primarily the result of increased advertising and promotions as well as an enhanced product mix.

COSTS AND EXPENSES

     Cost of sales increased $4,075,131 or 116.2%, to $7,582,584 in the six months ended June 30, 1997 as compared to $3,507,453 in the six months ended June 30, 1996. For the three months ended June 30, 1997, the cost of sales increased $2,220,139, or 116.6%, to $4,124,080 as compared to $1,903,941 in the three months ended June 30, 1996. These increases are primarily the result of increased sales volume resulting from the increased number of store operating months.

     Cost of sales as a percentage of total sales increased 1.0% and 1.8% during the respective periods. These increases are primarily the result of increased drug prices from the wholesaler, offset by the effects of management's continual monitoring and adjustment of prices to the consumer.

     Selling, general and administrative expenses increased from $1,323,202 in the six months ended June 30, 1996 to $2,889,786 in the six months ended June 30, 1997 and from $743,168 in the three months ended June 30, 1996 to $1,567,405 in the three months ended June 30, 1997. Such expenses, expressed as a percentage of net sales, were 26.1% and 25.5% for the six months ended June 30, 1997 and 1996, respectively, and 26.4% for the three months ended June 30 in each of 1997 and 1996. This increase is principally due to increased store count and resulting increased store operating months, as well as the employment of additional executive personnel and an increase in salaries payable to the Company's executive officers in connection with the execution of employment agreement with such persons.

     Interest expense was $142,913 in the first six months of 1997 compared to $96,124 during the first six months of 1996, and $89,382 in the three months ended June 30, 1997 compared to $53,464 in the three months ended June 30, 1996. The increase in interest expense resulted primarily from the increase in the Company's indebtedness associated with the Company's acquisition of six stores and its corporate office building.

EARNINGS

     Pro forma net income for the first six months of 1997 rose to $207,456 from $125,082 in the comparable period of 1996; an increase of 65.9%. Pro forma net income for the first three months of 1997 rose to $63,928 from $54,567 in the comparable period of 1996, an increase of 17.2%.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 1997 and 1996 was $855,058 and $302,101, respectively. Typically, cash provided by operations is adequate to supply working capital, and contribute to investing activities. External sources of cash are used mainly to help finance store acquisitions. The Company believes that the operating needs to be incurred in connection with its capital expansion program, including growth in accounts receivable and inventory, will be funded by cash flow from operations supplemented by the approximately $750,000 of the proceeds designated for working capital in the Offering.

     Net cash used in financing activities was $731,922 for the six months ended June 30, 1997 compared to net cash provided by financing activities of $149,121 in the six months ended June 30, 1996. The principal cause of this difference was deferred offering costs of $344,518 and an increase in distributions to stockholders for the six months ended June 30, 1997. Net cash used in financing activities was the principal factor in the $75,792 net increase in cash for the six months ended June 30, 1997.

     The Company has available approximately $2,375,000 from the proceeds of the Offering which will be used to support an aggressive store acquisition program. Historically, the average acquisition price paid by the Company per store has been approximately $500,000 to $700,000; however, because the acquisition price is based on variables such as store sales and profits, there can be no assurance that future acquisition prices will fall within the referenced range. Management believes it will be able to obtain seller financing for approximately 50% of the cost of each such acquisition.

     In addition to the expansion capital provided by the proceeds of the Offering, the Company has available a $2,000,000 credit facility provided by Bank One, Texas, N.A. Although all of the terms of such credit facility have not received final approval, the Company believes that such terms will include restrictive covenants such as financial ratio requirements with which the Company will have to comply to maintain the facility. Management believes the Company's operations will not be adversely impacted by these restrictive covenants. No funds have been borrowed under this credit facility.

     Management expects that the proceeds generated from the Offering combined with the above-described credit facility will be sufficient to support the Company's current expansion schedule and ongoing acquisition activities for the next 12 months, although there can be no assurance that such proceeds will be adequate to support the Company's acquisitions during such period. The Company expects to fund ongoing acquisitions after 1997 with proceeds from the Offering, income from current operations, seller financing of acquisitions and possible future equity offerings.

      In addition, management expects to convert, during the next 12 to 18 months, between two and three of its existing stores to "healthcare centers," although there can be no assurance that all or any part of such conversions will be effected. In the event such conversions are undertaken, management expects to incur a minimum of $20,000 to $40,000 in conversion costs per store. The costs of such conversion are expected to be funded from operations.

IMPACT OF INFLATION AND CHANGING PRICES

     Though not significant, inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher costs is minimized by achieving operating efficiencies and passing vendor price increases along to the consumers.

FACTORS AFFECTING OPERATIONS

     DEPENDENCE ON ACQUISITIONS FOR GROWTH. The Company has grown rapidly in recent periods and intends to continue to pursue an aggressive growth strategy. The Company's growth strategy depends upon its ability to continue to acquire, consolidate and operate existing free-standing pharmacies on a profitable basis. The Company continually reviews acquisition proposals and is currently engaged in discussions with third parties with respect to possible acquisitions. The Company will compete for acquisition candidates with buyers who have greater financial and other resources than the Company and may be able to pay higher acquisition prices than the Company. To the extent the Company is unable to acquire suitable retail pharmacies, or to integrate such acquisitions successfully, its ability to expand its business would be reduced significantly.

     SALES TO THIRD-PARTY PAYORS. A growing percentage of the Company's prescription drug sales has been accounted for by sales to customers who are covered by third-party payment programs. Although contracts with third-party payors may increase the volume of prescription sales and gross profits, third-party payors typically negotiate lower prescription prices than those of non third-party payors. Accordingly, there has been downward pressure on gross profit margins on sales of prescription drugs which is expected to continue in future periods.

     RELIANCE ON MEDICARE AND MEDICAID REIMBURSEMENTS. Substantially all of the Company's home healthcare revenues are attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans and HMOs. The amounts received from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Any substantial delays in reimbursement or significant reductions in the coverage or payment rates of third-party payors, or from patients enrolled in the Medicare or Medicaid programs, would have a material adverse effect on the Company's revenues and profitability.

     EXPANSION. The Company's expansion will require the implementation and integration of enhanced operational and financial systems and additional management, operational and financial resources. Failure to implement and integrate these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. While the Company experienced growth in net sales and net income in 1995 and 1996, there can be no assurance that the Company will continue to experience growth in, or maintain the present level of, net sales or net earnings.

     GOVERNMENT REGULATION AND HEALTHCARE REFORM. The Company's pharmacists and pharmacies are subject to a variety of state and Federal regulations, and may be adversely affected by certain changes in such regulations. In addition, the Company relies on prescription drug sales for a significant portion of its revenues and profits, and prescription drug sales represent a significant segment of the Company's business. These revenues are affected by regulatory changes within the healthcare industry, including changes in programs providing for reimbursement of the cost of prescription drugs by third-party payment plans, such as government and private plans, and regulatory changes relating to the approval process for prescription drugs.

     REGULATION OF HOME HEALTHCARE SERVICES. The Company's home healthcare business is subject to extensive Federal and state regulation. In addition, the requirements that the Company must satisfy to conduct its businesses vary from state to state. Changes in the law or new interpretations of existing laws could have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement for the Company's products and services paid by government and other third-party payors.

     MALPRACTICE LIABILITY. The provision of home healthcare services entails an inherent risk of claims of medical and professional malpractice liability. The Company may be named as a defendant in such malpractice lawsuits, and is subject to the attendant risk of substantial damage awards. While the Company believes it has adequate professional and medical malpractice liability insurance coverage, there can be no assurance that a future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs and on favorable terms.

     COMPETITION. The retail pharmacy and home healthcare businesses are highly competitive. In each of its markets, the Company competes with one or more national, regional and local retail pharmacy chains, independent retail pharmacies, deep discount retail pharmacies, supermarkets, discount department stores, mass merchandisers and other retail stores and mail order operations. Similarly, the Company's stores offering home healthcare services will compete with other larger providers of home healthcare services including chain operations and independent single unit stores which are more established in that market and which offer more extensive home healthcare services than the Company. Most of the Company's competitors in the retail pharmacy and home healthcare markets have financial resources that are substantially greater than those of the Company. There can be no assurance the Company will be able to successfully compete with its competitors in the retail pharmacy and/or home healthcare industry.

     GEOGRAPHIC CONCENTRATION. Currently, 10 of the Company's 17 retail pharmacies are located in Texas, and other retail pharmacies located in Texas may be acquired by the Company. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Texas economy and any significant healthcare legislative proposals enacted in the state of Texas.

     SUBSTANTIAL INDEBTEDNESS. In connection with the Company's acquisition of retail pharmacies, the Company has incurred substantial debt and may incur additional indebtedness in the future in connection with its planned acquisition of additional stores. The Company's ability to make cash payments to satisfy its substantial indebtedness will depend upon its future operating performance, which is subject to a number of factors including prevailing economic conditions and financial, business and other factors beyond the Company's control. If the Company is unable to generate sufficient earnings and cash flow to meet its obligations with respect to its outstanding indebtedness, refinancing of certain of these debt obligations or disposition of certain assets may be required. In the event debt refinancing is required, there can be no assurance that the Company can effect such refinancing on satisfactory terms.

     POSSIBLE NEED FOR ADDITIONAL CAPITAL.   Although the Company believes
that the proceeds from the Offering combined with operating revenues will be adequate to satisfy its capital requirements for the next 12 months, circumstances, including the acquisition of additional stores, may require the Company to obtain long or short-term financing to realize certain business opportunities. No assurance can be made that such financing will be obtained.

     RELIANCE ON SINGLE SUPPLIER. The Company currently purchases approximately 84% of its inventory from Bergen Brunswig Drug Co. ("Bergen Brunswig"). Bergen Brunswig also provides the Company with order entry machines, shelf labels and other supplies used in connection with the Company's purchase and sale of such inventory. The Company believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although the Company believes that it could obtain its inventory through another similar distributor at competitive prices and upon competitive payment terms in the event its relationship with Bergen Brunswig was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company's business.

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's results of operations depend significantly upon the net sales generated during the first and fourth quarters, and any decrease in net sales for such periods could have a material adverse effect upon the Company's profitability. As a result, the Company believes that period-to-period comparisons of its results of operations are not and will not necessarily be meaningful, and should not be relied upon as an indication of future performance.

                           PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of stockholders on May 31, 1997.

     The following matters were voted upon at the annual meeting:

     1. The stockholders approved the Company's Amended and Restated Articles of Incorporation with 467,903 votes in favor, no votes against and no abstentions.

     2. The stockholders approved the Company's Amended and Restated Bylaws with 467,903 votes in favor, no votes against and no abstentions.

     3. The stockholders ratified the appointment of Ernst & Young LLP as the independent auditors of the Company with 467,903 votes in favor, no votes against and no abstentions.

     4. The stockholders approved the HORIZON Pharmacies, Inc. 1997 Stock Option Plan with 467,903 votes in favor, no votes against and no abstentions.

     5. The stockholders ratified all prior acts of the Company's officers and directors with 467,903 votes in favor, no votes against and no abstentions.

     6. Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee:

                                               Affirmative    Votes Withheld
                                               -----------    --------------

          Carson A. McDonald (Class I)           467,903           -0-
          Philip H. Yeilding (Class I)           467,903           -0-
          David W. Frauhiger (Class II)          467,903           -0-
          Robert D. Mueller, R.Ph. (Class II)    467,903           -0-
          Sy S. Shahid (Class II)                467,903           -0-
          Rick D. McCord, R.Ph. (Class III)      467,903           -0-
          Charlie K. Herr, R.Ph. (Class III)     467,903           -0-

ITEM 5.   OTHER INFORMATION

     ACQUISITION OF MORIARTY, NEW MEXICO STORE. On August 2, 1997, the Company acquired substantially all of the assets of Sun Country Drug, Inc. ("Sun Country Drug") comprising primarily pharmacy files, equipment, inventory and supplies. The Company acquired the assets through arm's-length negotiations with Sun Country and Sun Country's sole shareholder, Dale Kemper.

     Prior to this transaction, no material relationships existed between Sun Country and the Company or any of its affiliates, any director or officer of the Company, or any associate of such director or officer, except to the extent that Carson A. McDonald, a director of the Company, is employed by Bergen Brunswig Drug Co. ("Bergen Brunswig"), a creditor of Sun Country.

     The consideration for the acquisition consisted of $175,000 cash, assumption of an aggregate $62,412.48 of trade accounts owing to Bergen Brunswig and one other creditor, and a promissory note in the amount of $197,406.28 payable over 60 months in equal monthly installments bearing interest at 9% per annum. The cash portion of the purchase price was derived from proceeds of the Company's initial public offering which closed July 11, 1997 (the "Offering").

     The Company intends to continue Sun Country's retail pharmacy operations under the HORIZON Pharmacies, Inc. name. In connection therewith, the Company has secured a real estate lease covering Sun Country's current retail location and has secured a valid New Mexico license to do business at that location under the HORIZON Pharmacies, Inc. name.

     ACQUISITION OF MESQUITE, TEXAS STORE. On August 12, 1997, the Company acquired substantially all of the assets utilized in connection with and as a part of certain retail drug store operations of Revco, Inc. d/b/a Northridge Pharmacy ("Northridge") located in Mesquite, Texas, comprising primarily pharmacy files, equipment, inventory and supplies. The Company acquired the assets through arm's-length negotiations with Northridge.

     Prior to this transaction, no material relationships existed between Northridge and the Company or any of its affiliates, any director or officer of the Company, or any associate of such director or officer.

     The consideration for the acquisition consisted of $150,000 cash and a promissory note in the amount of $154,931.65 payable over 72 months in equal monthly installments bearing interest at 8.5% per annum. The cash portion of the purchase price was derived from proceeds of the Offering.

     The Company intends to continue the retail pharmacy operations of Northridge Pharmacy under the HORIZON Pharmacies, Inc. name. In connection therewith, the Company secured a real estate lease covering the current retail location of Northridge Pharmacy and secured a valid Texas license to conduct business as a retail pharmacy at that location under the HORIZON Pharmacies, Inc. name.

     ACQUISITION OF BUTTE, MONTANA STORE. On August 16, 1997, the Company acquired substantially all of the assets of Downey Drug, Inc. ("Downey Drug") comprising primarily pharmacy files, equipment, inventory and supplies. The Company acquired the assets through arm's-length negotiations with Downey Drug and its sole shareholders, James and Tim Downey.

     Prior to this transaction, no material relationships existed between Downey Drug and the Company or any of its affiliates, any director or officer of the Company, or any associate of such director or officer.

     The consideration for the acquisition consisted of $150,000 cash and three promissory notes in the aggregate amount of $614,511.79. The first note executed in favor of Downey Drug in the amount of $344,511.79 is payable over 84 months in equal monthly installments bearing interest at 8% per annum. The other two notes, each in the amount of $135,000, are executed in favor of James Downey and Tim Downey, respectively and are payable over 60 months in equal monthly installments bearing interest at 8% per annum. The cash portion of the purchase price was derived from proceeds of the Offering.

     The Company intends to continue Downey Drug's retail pharmacy operations under the HORIZON Pharmacies, Inc. name. In connection therewith, the Company secured a real estate lease covering Downey Drug's current retail location and secured a valid Montana license to conduct business as a retail pharmacy at that location under the HORIZON Pharmacies, Inc. name.

     FINANCIAL STATEMENTS. It is impracticable at this time to provide the required financial statements of the acquired businesses described in Item 5 and the required pro forma financial information. This information will be provided within 60 days by an amendment to this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

 Exhibit No.   Name of Exhibit

    2.1 Purchase Agreement dated August 2, 1997 by and between Sun Country Drug, Inc. and the Company (incorporated by reference to the Company's Current Report on Form 8-K filed electronically on August 18, 1997).

    2.2 Purchase Agreement dated August 12, 1997 by and between Revco Inc. d/b/a Northridge Pharmacy and the Company (filed electronically herewith).

    2.3 Purchase Agreement dated August 16, 1997 by and between Downey Drug, Inc. and the Company (filed electronically herewith).

    27.1       Financial Data Schedule (filed electronically herewith).

(b)    Reports on Form 8-K

  The Company was not required to file and did not file any report on Form 8-K during the three months ended June 30, 1997.

                              SIGNATURES

  In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HORIZON PHARMACIES, INC.,
                                        a Texas corporation


Date:  August 21, 1997                    /s/ Ricky D. McCord
                                        -------------------------------------
                                          Ricky D. McCord
                                          Chief Executive Officer

Date:  August 21, 1997                    /s/ David W. Frauhiger
                                        -------------------------------------
                                          David W.  Frauhiger
                                          Chief Financial Officer