Form 10QSB/A
period 1997-06-30
HORIZON PHARMACIES INC
filed 1997-10-24
CIK 1036260

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C. 20549

                                    FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended:    June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

                          Commission File Number  333-25257

                               HORIZON Pharmacies, Inc.
          (Exact name of small business issuer as specified in its charter)

         TEXAS                                             75-2441557
(State or other jurisdiction                           (I.R.S. Employer of
of incorporation or organization)                     Identification Number)




                                275 W. Princeton Drive
                               Princeton, Texas  75407
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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Title of Each Class                   Outstanding at October 22, 1997
Common stock, par value $.01 per share                     2,481,615


Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                   Explanatory Note

    On August 22, 1997 HORIZON Pharmacies, Inc. (the "Registrant") filed with the Securities and Exchange Commission its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997 (the "Initial 10-QSB"). In Item 5 of the Initial 10-QSB the Registrant reported the acquisition of two pharmacies on August 12 and August 16, 1997, which acquisitions had not previously been reported on Form 8-K. The Registrant did not file the financial statements for such pharmacies required by Form 8-K with the Initial 10-QSB; rather, as permitted by Item 7(a)(4) of Form 8-K, the Registrant is herewith filing such financial statements within 60 days after the date that the initial report on Form 8-K must be filed.

ITEM 5.  OTHER INFORMATION

                                     REVCO, INC.
                               DBA NORTHRIDGE PHARMACY
                                 FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1996
                         WITH REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders                         October 19, 1997
Revco, Inc., dba Northridge Pharmacy

                            REPORT OF INDEPENDENT AUDITORS


We have audited the accompanying balance sheet of Revco, Inc., dba Northridge Pharmacy as of December 31, 1996, and the related statement of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revco, Inc., Northridge Pharmacy at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Howard & Waltrip, P.C.
Certified Public Accountants
Dallas, Texas

    REVCO INC
    DBA NORTHRIDGE PHARMACY
    BALANCE SHEETS


                                                DECEMBER 31,  JUNE 30,
    ASSETS                                         1996       1997
                                                ------------ ----------
                                                            (Unaudited)

    Current assets:
         Cash                                    $ 10,087     $ 20,206
         Accounts receivable-trade                 38,829       18,528
         Inventories, lower of cost or market     151,647      184,858
                                                 --------     --------
              Total current assets                200,563      223,592

    Fixed assets:
         Furniture & fixtures                       5,660        5,660
         Machinery and equipment                    5,239        5,239
         Autos and trucks                           8,743        8,743
         Leasehold improvements                    15,198       15,198
         Accumulated depreciation                  (8,247)      (9,957)
                                                 --------     --------
         Total net fixed assets                    26,593       24,883
                                                 --------     --------
    TOTAL ASSETS                                 $227,156     $248,475
                                                 --------     --------
                                                 --------     --------

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
         Accounts payable-trade                  $ 35,254     $ 47,680
         Accrued expenses                           6,462        6,626
                                                 --------     --------
              Total current liabilities            41,716       54,306

    Shareholders' equity
         Capital stock                              1,000        1,000
         Treasury stock                           (60,000)     (60,000)
         Retained earnings                        244,440      253,169
                                                 --------     --------
              Total shareholders' equity          185,440      194,169
                                                 --------     --------
    TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $227,156     $248,475
                                                 --------     --------
                                                 --------     --------

    See accompanying notes.

    REVCO INC
    DBA NORTHRIDGE PHARMACY
    STATEMENTS OF INCOME


                                              YEAR ENDED     SIX MONTHS ENDED
                                              DECEMBER 31,        JUNE 30,
                                                             -----------------
                                                 1996        1996      1997
                                              ------------  --------  --------
                                                               (Unaudited)

    Net sales                                  $1,397,812  $701,940  $642,434

    Cost of sales                               1,024,763   504,616   462,553
                                               ----------  --------  --------
    Gross profit                                  373,049   197,324   179,881
                                               ----------  --------  --------

    Operating expenses:
         Selling, general and administrative      356,978   174,199   165,549
         Depreciation                               2,797     1,174     1,710
                                               ----------  --------  --------
              Total operating expenses            359,775   175,373   167,259

    Income from operations                         13,274    21,951    12,622

    Other income (expense):
         Loss on sale of assets                      (716)        0         0
                                               ----------  --------  --------

              Net income before taxes              12,558    21,951    12,622

              Income taxes                          1,901     3,304     1,893
                                               ----------  --------  --------
              Net income                          $10,657   $18,647   $10,729
                                               ----------  --------  --------
                                               ----------  --------  --------


    See accompanying notes.

    REVCO INC
    DBA NORTHRIDGE PHARMACY
    STATEMENTS OF SHAREHOLDERS' EQUITY


                                              YEAR ENDED     SIX MONTHS ENDED
                                              DECEMBER 31,        JUNE 30,
                                                             -----------------
                                                 1996        1996      1997
                                              ------------  --------  --------
                                                               (Unaudited)

    Balance, Beginning of period                 $235,783  $235,783  $244,440

    Net income                                     10,657    18,647    10,729

    Dividends                                      (2,000)   (2,000)   (2,000)
                                               ----------  --------  --------
    Balance, End of Period                       $244,440  $252,430  $253,169
                                               ----------  --------  --------
                                               ----------  --------  --------


    See accompanying notes.

    REVCO INC
    DBA NORTHRIDGE PHARMACY
    STATEMENTS OF CASH FLOWS


                                              YEAR ENDED     SIX MONTHS ENDED
                                              DECEMBER 31,        JUNE 30,
                                                             -----------------
                                                 1996        1996      1997
                                              ------------  --------  --------
                                                               (Unaudited)

    Operating activities:
         Net income                               $10,657   $18,647   $10,729

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                               2,797     1,174     1,710
         Change in operating assets and
           liabilities:
              Accounts receivable-trade           (17,855)    4,907    20,301
              Inventories                          10,229   (28,382)  (33,211)
              Accounts payable-trade                  254    15,000    12,426
              Accrued expenses                     (1,869)       99       164
                                               ----------  --------  --------

    Net cash provided by operating activities       4,213    11,445    12,119

    Investing activities:
         Purchase of fixed assets                 (18,394)   (9,446)        0

    Financing activities:
         Dividends paid                            (2,000)   (2,000)   (2,000)
                                               ----------  --------  --------
    Net increase (decrease) in cash               (16,181)       (1)   10,119

    Cash at beginning of period                    26,268    26,268    10,087
                                               ----------  --------  --------
    Cash at end of period                         $10,087   $26,267   $20,206
                                               ----------  --------  --------
                                               ----------  --------  --------







    See accompanying notes.

                         REVCO, INC., dba NORTHRIDGE PHARMACY
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996



1.   Summary of significant accounting policies

Organization


REVCO, INC., dba NORTHRIDGE PHARMACY, A Texas corporation (the "Company"), owns and operates a retail pharmacy in Mesquite, Texas.

Basis of accounting

The accompanying financial statements are prepared on the accrual basis of accounting and accordingly reflect revenues at the time products are sold or services rendered. Expenses are recognized when the products are received or the services are performed.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Depreciation

Depreciation of equipment is provided on a straight-line basis over the estimated useful lives of the assets.

Unaudited financial statements

The accompanying unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.

2.   Leases

The Company leases the retail store facilities under an operating lease to expire in December 1997. Rent expense is $2,650 per month with total rent paid 1996 of $31,800.

3.  Subsequent events

On August 12, 1997 the Company sold a majority of its assets to HORIZON Pharmacies, Inc. and ceased operations.

                                  DOWNEY DRUG, INC.
                                 FINANCIAL STATEMENTS
                             YEAR ENDED DECEMBER 31, 1996
                         WITH REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders                         October 21, 1997
Downey Drug, Inc.

                            REPORT OF INDEPENDENT AUDITORS


We have audited the accompanying balance sheet of Downey Drug, Inc. as of December 31, 1996, and the related statement of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Downey Drug, Inc. at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Howard & Waltrip, P.C.
Certified Public Accountants
Dallas, Texas

    DOWNEY DRUG, INC.
    BALANCE SHEETS


                                               DECEMBER 31,      JUNE 30,
    ASSETS                                         1996            1997
                                               ------------   -------------
                                                                (Unaudited)

    Current assets:
         Cash                                       $33,989       $109,248
         Accounts receivable-trade                   81,917         65,229
         Prepaid income tax                           2,500          1,696
         Investment                                   4,688          5,364
         Inventories, lower of cost or market       674,337        655,352
                                                 ----------     ----------

              Total current assets                  797,431        836,889

    Fixed assets:
         Office Equipment                            36,001         36,001
         Accumulated depreciation                   (36,001)       (36,001)
                                                 ----------     ----------

              Total net fixed assets                      0              0
                                                 ----------     ----------

    TOTAL ASSETS                                   $797,431       $836,889
                                                 ----------     ----------
                                                 ----------     ----------

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities
         Accounts payable-trade                     $90,549        $89,471
         Accrued expenses                            27,532              0
                                                 ----------     ----------

              Total liabilities                     118,081         89,471

    Shareholders' equity
         Capital stock                               68,238         68,238
         Treasury stock                              (1,212)        (1,212)
         Retained earnings                          612,324        680,392
                                                 ----------     ----------

              Total shareholders' equity            679,350        747,418
                                                 ----------     ----------

    TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                      $797,431       $836,889
                                                 ----------     ----------
                                                 ----------     ----------

    See accompanying notes.

    DOWNEY DRUG, INC.
    STATEMENTS OF INCOME



                                                                 SIX MONTHS ENDED
                                               YEAR ENDED            JUNE 30,
                                               DECEMBER 31,  ----------------------------
                                                   1996           1996           1997
                                              -------------   ------------   ------------
                                                                     (Unaudited)


    Net sales                                    $3,190,686     $1,533,460     $1,423,833

    Cost of sales                                 2,509,529      1,150,095      1,062,422
                                                -----------    -----------    -----------

    Gross profit                                    681,157        383,365        361,411
                                                -----------    -----------    -----------

    Operating expenses:
         Selling, general and administrative        690,447        318,866        296,190
         Depreciation                                     0              0              0
                                                -----------    -----------    -----------

              Total operating expenses              690,447        318,866        296,190

    Income(loss) from operations                     (9,290)        64,499         65,221

    Other income (expense):
         Other income                                 4,815          3,006          2,847
         Interest expense                            (5,245)        (2,771)             0
                                                -----------    -----------    -----------

              Total other income (expense)             (430)           235          2,847
                                                -----------    -----------    -----------

              Net income(loss)                      ($9,720)       $64,734        $68,068
                                                -----------    -----------    -----------
                                                -----------    -----------    -----------



    See accompanying notes.

    DOWNEY DRUG, INC.
    STATEMENTS OF SHAREHOLDERS' EQUITY




                                                       SIX MONTHS ENDED
                                   YEAR ENDED              JUNE 30,
                                   DECEMBER 31,  ----------------------------
                                       1996           1996           1997
                                  -------------   ------------   ------------
                                                           (Unaudited)

    Balance, Beginning of period       $622,044       $622,044       $612,324

    Net income                           (9,720)        64,734         68,068
                                     ----------     ----------     ----------

    Balance, End of Period             $612,324       $686,778       $680,392
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------

    See accompanying notes.

    DOWNEY DRUG, INC.
    STATEMENTS OF CASH FLOWS





                                                     YEAR ENDED             SIX MONTHS ENDED
                                                    DECEMBER 31,                JUNE 30,
                                                                      ----------------------------
                                                        1996               1996             1997
                                                    ------------       ------------     -----------
                                                                               (Unaudited)

    Operating activities:
         Net income                                      ($9,720)          $64,734         $68,068

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                          0                 0               0
         Change in operating assets and liabilities:
              Accounts receivable-trade                    2,258            10,260          16,688
              Inventories                                 61,926          (100,902)         18,985
              Prepaid income tax                          (2,500)                0             804
              Accounts payable-trade                       7,472            27,626          (1,078)
              Payroll taxes payable                       (4,449)                0               0
              Accrued expenses                            25,910            (2,245)        (27,532)
                                                      ----------        ----------      ----------

    Net cash provided (used) by operating activities      80,897              (527)         75,935

    Investing activities:
         Purchase of stock                                (4,688)           (3,985)           (676)

    Financing activities:
         Borrowings on notes payable                      78,008            78,008               0
         Principal payments on notes payable            (106,008)          (23,000)              0
                                                      ----------        ----------      ----------

    Net cash (used) provided by financing activities     (28,000)           55,008               0

    Net increase in cash                                  48,209            50,496          75,259

    Cash at beginning of period                          (14,220)          (14,220)         33,989
                                                      ----------        ----------      ----------

    Cash at end of period                                $33,989           $36,276        $109,248
                                                      ----------        ----------      ----------
                                                      ----------        ----------      ----------


    Supplemental disclosure of interest paid              $5,245            $2,771              $0
                                                      ----------        ----------      ----------
                                                      ----------        ----------      ----------


    See accompanying notes.

                                  DOWNEY DRUG, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996



1.  Summary of significant accounting policies

Organization

DOWNEY DRUG, INC., A Montana corporation (the "Company"), owns and operates a retail pharmacy in Butte, Montana.

Basis of accounting

The accompanying financial statements are prepared on the accrual basis of accounting and accordingly reflect revenues at the time products are sold or services rendered. Expenses are recognized when the products are received or the services are performed.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Depreciation

Depreciation of equipment is provided on a straight-line basis over the estimated useful lives of the assets.

Unaudited financial statements

The accompanying unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods.

2.  Leases

The Company leases the retail store facilities on a month to month basis to a related party. Rent expense for 1996 was $72,000.

3.  Subsequent events

On August 16, 1997 the Company sold a majority of its assets to HORIZON Pharmacies, Inc. and ceased operations.

                          PRO FORMA COMBINED FINANCIAL DATA

    The following unaudited Pro Forma Combined Condensed Statements of Income for the year ended December 31, 1996 and the six months ended June 30, 1997 reflect the historical results of operations of the Company, adjusted to give effect to the acquisitions of the Mesquite, Texas store (the "Mesquite Store") and the Butte, Montana store (the "Butte Store") in August 1997 as though such stores were acquired January 1, 1996. The Pro Forma Combined Condensed Balance Sheet as of June 30, 1997 reflects the historical financial position of the Company as of that date, adjusted to give pro forma effect to the acquisitions of the Mesquite Store and Butte Store as if they had occured as of June 30, 1997.

    The pro forma adjustments are based upon available information and assumptions that management of the Company believes are reasonable and fairly reflect all expenses associated with the acquired businesses. The Pro Forma Combined Financial Data do not purport to represent the financial position or results of operations which would have occurred had such transactions been consummated on the dates indicated or the Company's financial position or results of operations for any future date or period. These Pro Forma Combined Condensed Financial Statements and notes thereto should be read in conjunction with the historical financial statements and notes of the Company and the financial statements of the Mesquite Store and Butte Store.

HORIZON PHARMACIES, INC.
PRO FORMA COMBINED CONDENSED BALANCE SHEET
JUNE 30, 1997
(IN THOUSANDS)

                        ASSETS


                                                 Company             Mesquite             Butte
                                                Historical        Store (Note A)      Store (Note B)        Pro Forma
                                               -------------------------------------------------------------------------

Current assets:
   Cash                                             $   229                                                     $   229
   Accounts receivable                                2,463            $    12             $     47               2,522
   Inventories                                        3,893                173                  588               4,654
   Prepaid expenses                                      41                                                          41
                                               -------------------------------------------------------------------------
Total current assets                                  6,626                185                  635               7,446
Deferred offering costs                                 345                                                         345
Property and equipment, net                             813                 20                   20                 853
Intangibles, net                                      1,308                100                  110               1,518
                                               -------------------------------------------------------------------------
Total assets                                        $ 9,092            $   305             $    765             $10,162
                                               -------------------------------------------------------------------------
                                               -------------------------------------------------------------------------


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                   $   206            $   150             $    150             $   506
   Accounts payable                                   2,918                                                       2,918
   Accrued liabilities                                  257                                                         257
   Notes payable                                      2,105                                                       2,105
   Current portion of long-term obligations             397                 21                   84                 502
                                               -------------------------------------------------------------------------
Total current liabilities                             5,883                171                  234               6,288
Long-term obligations                                 1,291                134                  531               1,956
Shareholders' equity:
   Common stock                                          11                                                          11
   Additional paid-in capital                         1,760                                                       1,760
   Retained earnings                                    147                                                         147
                                               -------------------------------------------------------------------------
Total shareholders' equity                            1,918                                                       1,918
                                               -------------------------------------------------------------------------
Total liabilities and shareholders' equity          $ 9,092            $   305             $    765             $10,162
                                               -------------------------------------------------------------------------
                                               -------------------------------------------------------------------------

-------------------------
     Note A: The Mesquite Store was acquired in August 1997 for a total consideration of $305 (financed by a note payable of $155 and cash of $150) and is included herein at the values allocated to assets acquired.

     Note B: The Butte Store was acquired in August 1997 for a total consideration of $765 (financed by notes payable of $615 and cash of $150) and is included herein at the values allocated to assets acquired.

HORIZON PHARMACIES, INC.
PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
SIX MONTHS ENDING JUNE 30, 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      Historical
                                               ----------------------------------------------------
                                                                       Mesquite           Butte      Pro Forma
                                                  Company               Store             Store      Adjustment      Pro Forma
                                               ----------------------------------------------------------------     ------------

Net sales                                         $  11,060            $     642          $   1,424                  $   13,126
Cost and expenses:
   Cost of sales                                      7,583                  462              1,063                       9,108
   Depreciation and amortization                        125                    2                  0       $ (2)(1)          140
                                                                                                            15 (1)
   Selling, general and administrative                2,890                  165                293        (12)(3)        3,322
                                                                                                            (2)(4)
                                                                                                           (12)(5)
                                               ----------------------------------------------------------------      -----------
Total costs and expenses                             10,598                  629              1,356        (13)          12,570
                                               ----------------------------------------------------------------      -----------
Income from operations                                  462                   13                 68         13              556
Interest expense and other, net                         144                    0                  0         29 (2)          173
                                               ---------------------------------------------------------------------------------
Income before income taxes                              318                   13                 68        (16)             383
Pro forma provision for income taxes                    111                    5                 24         (6)(6)          134
                                               ----------------------------------------------------------------      -----------
Pro forma net income                              $     207            $       8          $      44       $(10)      $      249
                                               ---------------------------------------------------------------------------------
                                               ---------------------------------------------------------------------------------
Pro forma net income per share                                                                                       $     0.22
                                                                                                                     -----------
                                                                                                                     -----------
Shares used in computation                                                                                            1,142,424
                                                                                                                     -----------
                                                                                                                     -----------

HORIZON PHARMACIES, INC.
PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 1996
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      Historical
                                               ----------------------------------------------------
                                                                       Mesquite           Butte      Pro Forma
                                                  Company               Store             Store      Adjustment      Pro Forma
                                               ----------------------------------------------------------------     ------------

Net sales                                         $  13,136            $   1,398          $   3,191                  $   17,725
Cost and expenses:
   Cost of sales                                      8,942                1,025              2,510                      12,477
   Depreciation and amortization                        172                    3                  0       $ (3)(1)          202
                                                                                                            30 (1)
   Selling, general and administrative                3,471                  357                686        (17)(3)        4,439
                                                                                                           (34)(4)
                                                                                                           (24)(5)
                                               ----------------------------------------------------------------     ------------
Total costs and expenses                             12,585                1,385              3,196        (48)          17,118
                                               ----------------------------------------------------------------     ------------
Income (loss) from operations                           551                   13                 (5)        48              607
Interest expense and other, net                         249                    0                  5         (5)(2)          307
                                                                                                            58 (2)
                                               ----------------------------------------------------------------     ------------
Income (loss) before income taxes                       302                   13                (10)        (5)             300
Pro forma provision for income taxes                    106                    5                 (4)        (2)(6)          105
                                               ----------------------------------------------------------------     ------------
Pro forma net income (loss)                       $     196            $       8          $      (6)      $ (3)      $      195
                                               ---------------------------------------------------------------------------------
                                               ---------------------------------------------------------------------------------
Pro forma net income per share                                                                                       $     0.18
                                                                                                                    ------------
                                                                                                                    ------------
Shares used in computation                                                                                            1,074,246
                                                                                                                    ------------
                                                                                                                    ------------

               ADJUSTMENTS TO PRO FORMA FINANCIAL STATEMENTS (ROUNDED)

(1) Adjust depreciation and amortization of acquired equipment and intangibles to reflect new basis in the acquired stores:


    Eliminate historical depreciation of Mesquite and Butte stores:
         Year ended December 31, 1996                                                        $3,000
         Six months ended June 30, 1997                                                       2,000

    Provide depreciation and amortization on acquired bases in equipment and intangibles:
         Equipment - 7 year life - purchase price allocated:
              Mesquite store                                                                 20,000
              Butte store                                                                    20,000
         Intangibles - 5 to 20 year life - purchase price allocated:
              Mesquite store                                                                100,000
              Butte store                                                                   110,000

    Year ended December 31, 1996:
         Depreciation of equipment:
              Mesquite store                                                                  3,000
              Butte store                                                                     3,000
         Amortization of intangibles:
              Mesquite store                                                                 13,000
              Butte store                                                                    11,000
                                                                                            --------
                   Total                                                                     30,000

    Six months ended June 30, 1997:
         Depreciation of equipment:
              Mesquite store                                                                  1,000
              Butte store                                                                     1,000
         Amortization of intangibles:
              Mesquite store                                                                  7,000
              Butte store                                                                     6,000
                                                                                            --------
                   Total                                                                     15,000

(2) Adjust interest expense:

    Eliminate historical interest expense of Mesquite and Butte stores:
         Year ended December 31, 1996                                                         5,000
         Six months ended June 30, 1997                                                           0

    Provide for interest expense on debt issued in acquisitions:
         Debt:
              Mesquite store                                                                155,000
              Butte store                                                                   615,000
         Interest Rate:
              Mesquite store                                                                  8.50%
              Butte store                                                                     8.00%

    Year ended December 31, 1996:
              Mesquite store                                                                 12,000
              Butte store                                                                    46,000
                                                                                            --------
                   Total                                                                     58,000
    Six months ended June 30, 1997:
              Mesquite store                                                                  6,000
              Butte store                                                                    23,000
                                                                                            --------
                   Total                                                                     29,000



(3) Reduce Officer Salary to the new manager contract with Horizon:

         Year ended December 31, 1996:
              Mesquite store                                                                  9,000
              Butte store                                                                     8,000
                                                                                            --------
                   Total                                                                     17,000
         Six months ended June 30, 1997:
              Mesquite store                                                                  2,000
              Butte store                                                                    10,000
                                                                                            --------
                   Total                                                                     12,000

(4) Eliminate historical pension plan expense of Butte store:
         Year ended December 31, 1996:                                                       34,000
         Six months ended June 30, 1997:                                                      2,000

(5) Reduce rent expense to the new lease agreement for the Butte store with Horizon:
         Year ended December 31, 1996:                                                       24,000
         Six months ended June 30, 1997:                                                     12,000

(6) Adjust pro forma income taxes (at a rate of 35%) for acquistion adjustments:

         Year ended December 31, 1996:                                                        2,000
         Six months ended June 30, 1997:                                                      6,000

                                       22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    EXHIBIT NO.         NAME OF EXHIBIT
    ----------          ---------------

       23.1 Consent of Howard & Waltrip, P.C., Independent Auditors (filed electronically herewith).

       23.2 Consent of Howard & Waltrip, P.C., Independent Auditors (filed electronically herewith).

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

                                       HORIZON PHARMACIES, INC.,
                                         a Texas corporation


Date:    October 24, 1997                      /s/ RICKY D.  MCCORD
                                            ----------------------------------
                                            Ricky D. McCord
                                            Chief Executive Officer

Date:    October 24, 1997                      /s/ DAVID W.  FRAUHIGER
                                            ----------------------------------
                                            David W. Frauhiger
                                            Chief Financial Officer