Form 10QSB
period 1997-09-30
HORIZON PHARMACIES INC
filed 1997-11-14
CIK 1036260

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:    September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to
                                   -------    -------

                      Commission File Number  333-25257

                           HORIZON Pharmacies, Inc.
      (Exact name of small business issuer as specified in its charter)

         TEXAS                                         75-2441557
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                            275 W. Princeton Drive
                           Princeton, Texas  75407
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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title of Each Class                Outstanding at November 13, 1997
 Common stock, par value $.01 per share                 2,952,023


Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                  FORM 10-QSB
                               TABLE OF CONTENTS

                                                                  Page

PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 3

         Balance Sheets - December 31, 1996 and September 30, 1997
            (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Statements of Income - Three months ended September 30, 1996 and 1997 (unaudited) and nine months ended September 30, 1996 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . 5

         Statement of Shareholders' Equity - Nine months ended
              September 30, 1997 (unaudited) . . . . . . . . . . . . . . . . 6

         Statements of Cash Flows - Nine months ended September 30, 1996 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . 7

         Notes to Financial Statements (unaudited) . . . . . . . . . . . . . 9

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . .13

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .20

         Other Information . . . . . . . . . . . . . . . . . . . . . . . . .20

         Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .20

SIGNATURES. .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               HORIZON PHARMACIES, INC.

                                   BALANCE SHEETS

                                                   December 31,   September 30,
                                                      1996             1997
                                                  --------------  -------------
                     ASSETS                                         (Unaudited)

Current assets:
  Cash                                             $    153,260    $  1,271,910
  Accounts receivable, net:
    Third-party providers                             1,047,348       2,266,155
    Others                                              412,709         821,540
  Inventories, at the lower of specific
    identification cost or market                     3,290,717       6,435,162
  Prepaid expenses                                       31,071          93,231
                                                    -------------  ------------
Total current assets                                  4,935,105      10,887,998
Property, equipment and capital lease assets:
  Property and equipment, at cost:
        Land and building                               203,220         204,389
        Equipment                                       410,162         763,843
                                                    -------------  ------------
                                                        613,382         968,232
  Less accumulated depreciation                          67,253         131,296
                                                    -------------  ------------
  Property and equipment, net                           546,129         836,936
  Equipment under capital leases, net                   124,455         231,623
                                                    -------------  ------------
Property, equipment and capital lease assets, net       670,584       1,068,559
Intangibles, at cost:
  Noncompete covenants                                  146,788         301,788
  Customer lists                                        211,605         389,646
  Goodwill                                              814,107       1,385,566
                                                    -------------  ------------
                                                      1,172,500       2,077,000
  Less accumulated amortization                         189,417         295,250
                                                    -------------  ------------
Intangibles, net                                        983,083       1,781,750
                                                    -------------  ------------
                                                    $ 6,588,772    $ 13,738,307
                                                    -------------  ------------
                                                    -------------  ------------

(Continued on next page)

                               HORIZON PHARMACIES, INC.
                                    BALANCE SHEETS
                                     (Continued)


                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  DECEMBER 31,    SEPTEMBER 30,
                                                      1996             1997
                                                  --------------  -------------
                                                                     (Unaudited)
Current liabilities:
  Bank overdraft                                   $    247,759     $         --
  Accounts payable                                    1,491,789        2,132,298
  Accrued liabilities                                   161,365          490,319
  Income taxes payable                                       --           59,291
  Notes payable:
    Supplier                                          1,215,000               --
    Other                                                    --          346,612
  Current portion of long-term obligations              256,159          574,827
                                                    -------------  ------------
Total current liabilities                             3,372,072        3,603,347
Long-term debt                                        1,363,858        2,601,570
Obligations under capital leases                        102,769          162,526
Deferred income taxes                                        --          149,000
Shareholders' equity:
  Preferred stock, $.01 par value, authorized
    1,000,000 shares;  none issued
  Common stock, $.01 par value, authorized
    14,000,000 shares; issued 1,082,424 shares in
    1996 and 2,472,580 shares in 1997                    10,824           24,726
  Additional paid-in capital                          1,760,303        7,061,452
  Retained earnings (accumulated deficit)               (21,054)         135,686
                                                    -------------  ------------
Total shareholders' equity                            1,750,073        7,221,864
                                                    -------------  ------------
                                                    $ 6,588,772     $ 13,738,307
                                                    -------------  ------------
                                                    -------------  ------------


                               See accompanying notes.

                               HORIZON PHARMACIES, INC.
                           STATEMENTS OF INCOME (Unaudited)



                                                        Three months ended                 Nine months ended
                                                           September 30,                     September 30,
                                                   -----------------------------     -----------------------------
                                                       1996             1997             1996             1997
                                                   ------------     ------------     ------------     ------------
Net sales:
  Prescription drugs                               $  2,924,802     $  5,496,385     $  7,295,741     $ 14,399,535
  Other                                                 630,622        1,383,301        1,446,316        3,540,210
                                                   ------------     ------------     ------------     ------------
Total net sales                                       3,555,424        6,879,686        8,742,057       17,939,745
Cost of sales:
  Prescription drugs                                  1,950,669        3,779,860        4,821,718        9,997,930
  Other                                                 426,355          814,829        1,062,759        2,179,343
                                                   ------------     ------------     ------------     ------------
Total cost of sales                                   2,377,024        4,594,689        5,884,477       12,177,273

Depreciation and amortization                            47,028           80,078          116,739          204,966
Selling, general and administrative expenses            991,613        1,978,932        2,314,815        4,868,718
                                                   ------------     ------------     ------------     ------------
Total costs and expenses                              1,038,641        2,059,010        2,431,554        5,073,684
                                                   ------------     ------------     ------------     ------------
Income from operations                                  139,759          225,987          426,026          688,788
Other income (expense):
  Interest and other income                                 783           26,825            3,722           25,393
  Interest expense                                      (71,079)         (57,835)        (167,203)        (200,748)
                                                   ------------     ------------     ------------     ------------
Total other income (expense)                            (70,296)         (31,010)        (163,481)        (175,355)
                                                   ------------     ------------     ------------     ------------
Income before provision
  for income taxes                                       69,463          194,977          262,545          513,433
Provision for income taxes:
  Current                                                    --           59,291               --           59,291
  Deferred                                                   --          149,000               --          149,000
  Pro forma                                              24,000               --           92,000          111,000
                                                   ------------     ------------     ------------     ------------
                                                         24,000          208,291           92,000          319,291
                                                   ------------     ------------     ------------     ------------
Net income (loss)                                   $    45,463      $   (13,314)     $   170,545      $   194,142
                                                   ------------     ------------     ------------     ------------
                                                   ------------     ------------     ------------     ------------
Net income (loss) per share                         $       .04      $      (.01)     $       .16      $       .13
                                                   ------------     ------------     ------------     ------------
                                                   ------------     ------------     ------------     ------------
Weighted average shares outstanding                   1,068,413        2,388,508        1,062,591        1,547,510

                          See accompanying notes.

                           HORIZON PHARMACIES, INC.
                     STATEMENT OF SHAREHOLDERS' EQUITY
                    NINE MONTHS ENDED SEPTEMBER 30, 1997

                                            COMMON STOCK                                   RETAINED EARNINGS
                                       ------------------------        ADDITIONAL             (ACCUMULATED           TOTAL
                                        SHARES        AMOUNT         PAID-IN CAPITAL             DEFICIT)     SHAREHOLDERS' EQUITY
                                       ---------     ----------      ---------------       -----------------  --------------------
Balance at December 31, 1996           1,082,424        $10,824        $1,760,303              $(21,054)           $1,750,073
Sales of common stock (unaudited):
  Initial public offering              1,380,000         13,800         5,521,601                    --             5,535,401
  Acquisition                             10,156            102            81,146                    --                81,248
Net income, exclusive of pro forma
  provision for income taxes of
  $111,000 (unaudited)                        --             --                --               305,142               305,142
Distributions to shareholders
  (unaudited)                                 --             --                --              (450,000)             (450,000)
Reclassification of net undistributed
  losses as a result of termination
  of S status (unaudited)                     --             --          (301,598)              301,598                    --
                                       ---------     ----------      ---------------       -----------------  --------------------
Balance at September 30, 1997
  (unaudited)                          2,472,580        $24,726        $7,061,452              $135,686            $7,221,864
                                       ---------     ----------      ---------------       -----------------  --------------------
                                       ---------     ----------      ---------------       -----------------  --------------------



                            See accompanying notes.

                                 HORIZON PHARMACIES, INC.
                          STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        1996            1997
                                                                   -------------   ---------------

OPERATING ACTIVITIES

Net income                                                           $  170,545      $  194,142
Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation and amortization of property,
        equipment and capital lease assets                               46,351          99,133
     Amortization of intangibles                                         70,388         105,833
     Provision for uncollectible accounts receivable                         --           7,193
     Provision for deferred income taxes                                     --         149,000
     Pro forma provision for income taxes                                92,000         111,000
     Changes in operating assets and liabilities,
        net of acquisitions of businesses:
           Accounts receivable                                         (489,441)     (1,439,248)
           Inventories                                                 (909,596)       (769,163)
           Prepaid expenses                                               8,068         (62,160)
           Bank overdraft                                              (130,830)       (247,759)
           Accounts payable                                             917,291         640,509
           Accrued liabilities                                           59,992         328,954
           Income taxes payable                                              --          59,291
                                                                   -------------   ---------------
Total adjustments                                                      (335,777)     (1,017,417)
                                                                   -------------   ---------------
Net cash used in operating activities                                  (165,232)       (823,275)

INVESTING ACTIVITIES

Purchases of property and equipment                                     (12,349)       (122,326)
Proceeds from sales of property and equipment                             5,557              --
Assets acquired for cash in acquisitions of businesses                       --        (806,250)
                                                                   -------------   ---------------
Net cash used in investing activities                                    (6,792)       (928,576)

FINANCING ACTIVITIES

Borrowings on notes payable                                             450,000              --
Principal payments on notes payable                                          --      (1,415,000)
Principal payments on long-term obligations                            (345,128)       (799,900)
Payments for deferred offering costs                                         --        (512,599)
Proceeds from sales of stock                                            332,120       6,048,000


(Continued on next page)

                                HORIZON PHARMACIES, INC.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (CONTINUED)



                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        1996            1997
                                                                   -------------   ---------------


Distributions to shareholders                                        $ (180,500)     $ (450,000)
                                                                   -------------   ---------------
Net cash provided by financing activities                               256,492       2,870,501
                                                                   -------------   ---------------
Net increase in cash                                                     84,468       1,118,650
Cash at beginning of period                                             135,633         153,260
                                                                   -------------   ---------------
Cash at end of period                                                $  220,101      $1,271,910
                                                                   -------------   ---------------
                                                                   -------------   ---------------

Supplemental disclosure of interest paid                             $  182,203      $  210,749

NONCASH INVESTING AND FINANCING ACTIVITIES

Additions to property and equipment for
  long-term debt                                                     $  150,000      $   16,381
Equipment leased under capital leases                                    28,617         133,401
Acquisitions of businesses financed by debt:
  Accounts receivable and other                                      $      (59)     $  195,583
  Inventories                                                           823,049       2,375,282
  Property and equipment                                                 85,000         225,000
  Intangibles                                                           165,000         904,500
                                                                   -------------   ---------------
                                                                      1,072,990       3,700,365
  Less cash paid                                                             --        (806,250)
                                                                   -------------   ---------------
  Assets acquired                                                    $1,072,990      $2,894,115
                                                                   -------------   ---------------
                                                                   -------------   ---------------

Financed by:
  Notes payable                                                      $  250,000      $2,650,454
  Advance by shareholder                                                     --         100,000
  Long-term debt                                                        822,990          62,413
  Common stock                                                               --          81,248
                                                                   -------------   ---------------
                                                                     $1,072,990      $2,894,115
                                                                   -------------   ---------------
                                                                   -------------   ---------------


                                See accompanying notes.

                               HORIZON PHARMACIES, INC.

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

    The unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Registration Statement on Form SB-2, as amended, for the year ended December 31, 1996 related to the Company's initial public offering (the "Offering") (Note 5). The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.
The Company's sales and earnings are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months and the nine months ended September 30, 1997 and 1996.

NOTE 2

    In addition to the expansion capital available from the proceeds of the Offering and the private placement (Note 5), the Company has obtained a commitment for a $2,000,000 credit facility from Bank One, Texas, N.A. The terms of the facility include restrictive covenants such as financial ratio requirements. Management believes the Company's operations will not be adversely impacted by these restrictive covenants. No funds have been borrowed under this credit facility.

NOTE 3

    Net income per share is based upon the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during each period.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which is required to be adopted by the Company in the reporting period ending December 31, 1997. At the time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The Company has determined that the impact of SFAS 128 on the calculation of earnings per share for the three months and nine months ended September 30, 1997 and 1996 would not be material.

NOTE 4

     Prior to completion of the Offering on July 11, 1997, no historical provisions for income taxes were included in the Company's financial statements as income taxes, if any, were payable by the shareholders under provisions of subchapter S of the Internal Revenue Code. Upon completion of the Offering, the S status of the Company was automatically terminated and the Company became subject to income taxes.

                               HORIZON PHARMACIES, INC.

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)

    The pro forma provisions for income taxes included in the accompanying statements of income for periods prior to July 11, 1997 are based on an estimated effective tax rate of 35% and are presented as though the Company was required to pay income taxes in the periods presented.

    The financial statements for the three months and nine months ended September 30, 1997 include a provision (non-recurring) for deferred income taxes, resulting from a change in S corporation status related to the tax effect of cumulative temporary differences in financial and tax bases of net assets of $149,000 as of July 11, 1997.

NOTE 5

    In April 1997, the Board of Directors of the Company approved a two-for-one split of the Company's common stock. The split and an amendment to the Company's articles of incorporation to change the authorized capitalization from 1,000,000 shares of $1 par common stock to 14,000,000 shares of $.01 par common stock and 1,000,000 shares of $.01 par preferred stock were approved by the shareholders on May 31, 1997. The Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix from time to time the number of shares to be included in each such class or series and the designations, preferences, qualifications, limitations, restrictions and rights of the shares of each such class or series. The effects of the stock split and recapitalization have been reflected retroactively in the accompanying financial statements.

    On July 11, 1997, the Company completed the Offering pursuant to which 1,380,000 shares of common stock were sold at $5.00 per share. The proceeds of the Offering, after deducting the underwriting discount and offering expenses, were $5,535,401. A portion of the proceeds (approximately $1,575,000) was used to repay certain notes payable and long-term debt (approximately $800,000) to acquire pharmacies (Note 7) and ($300,000) to pay distributions to shareholders.

    In October 1997, the Company completed a private placement of 465,000 shares of common stock at $10.08 per share. The proceeds of the private placement, after deducting brokers' fees, were approximately $4,300,000. The proceeds are expected to be used in connection with the acquisition of additional pharmacies.

    In connection with the Offering and the private placement, the Company has agreed to sell warrants to purchase an aggregate 158,000 shares of common stock (138,000 shares at $6 per share and 20,000 shares at $10.08 per share).
 At September 30, 1997, 158,000 shares of common stock have been reserved for issuance upon exercise of these warrants.

    On November 6, 1997, the Board of Directors of the Company approved a three-for-two stock split in the form of a stock dividend. Holders of record of the Company's common stock, at the close of business on November 21, 1997 (the "Record Date"), will receive one additional share of common stock for each two shares held on the Record Date. The stock dividend will be distributed November 24, 1997. The stock split will increase the number of shares of common stock outstanding from approximately 2.9 million to approximately 4.4 million.

                               HORIZON PHARMACIES, INC.

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                     (continued)

NOTE 6

    In March 1997, the Board of Directors approved the 1997 Stock Option Plan (the "Plan"). The Plan was amended by the Board of Directors and was approved by the shareholders on May 31, 1997. Under the Plan, options for up to 246,242 shares of common stock may be granted until March 2007 to key employees and directors at prices as specified in the Plan on the dates the options are granted. Except as provided in the option agreements, options are exercisable at any time during a ten-year term. Options for 246,242 shares were granted by the Company in July 1997 and became exercisable in October 1997.

NOTE 7

    At September 30, 1997, the Company operates 19 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions beginning February 27, 1994. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. A summary of acquisitions for the nine months ended September 30, 1996 and 1997 follows:



                                                        Assets Acquired
                                             ---------------------------------------
                                                                           Accounts
Nine Months                                                               Receivable
   ended          Stores       Purchase                                      and         Debt
September 30    Operations       Price       Inventories    Intangibles   Equipment    Incurred
------------    ----------    ----------     -----------    -----------   ----------  ----------
   1996             2         $1,072,990     $  823,049       $165,000     $ 84,941   $1,072,990
   1997             8          3,700,365      2,378,928        904,500      416,937    2,812,867



     The following unaudited pro forma results of operations data gives effect to the acquisitions completed during the nine months ended September 30, 1996 and 1997 as if the transactions had been consummated as of January 1, 1996 and 1997. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1996 or 1997, respectively, or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions, reductions in employee benefits and rent expense and income taxes.


                                        Nine Months ended September 30,
                                        -------------------------------
                                             1996              1997
                                             ----              ----
Unaudited pro forma information:
  Net sales                              $ 10,988,476      $24,532,455
  Net income                             $    279,703      $   284,765
  Net income per share                   $        .26      $       .18

                            HORIZON PHARMACIES, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  (continued)

    In October and November 1997, the Company acquired from third parties three retail pharmacies in purchase transactions. The total purchase price of $967,106 has been preliminarily allocated to inventories ($502,553), property and equipment ($72,900), intangibles ($300,000) and accounts receivable and equipment ($91,653). The purchases were financed by the issuance of 8.0% to 8.5% notes payable to the sellers for $ 467,092, an aggregate 14,443 shares of common stock (valued at $185,014) and cash of $315,000. The notes to the sellers are secured by the assets acquired and are due in monthly installments from 12 to 84 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The following discussion and analysis reviews the operating results of the Company for the three months and the nine months ended September 30, 1997 and compares those results to the comparable periods of 1996. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

    The Company's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing full-line retail pharmacies. In evaluating a retail pharmacy for potential acquisition, the Company (i) evaluates the target store's profits and losses for preceding years; (ii) reviews the store's income tax returns for preceding years; (iii) reviews computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyzes the store's location and competition in the immediate area; (v) reviews the store's lease agreement, if any; and (vi) assesses targeted areas for growth patterns and trends. Based on the Company's analysis of the foregoing items, the Company prepares an offer to purchase the particular store. To assess the reasonableness of the purchase price offered by a seller, the Company considers the anticipated rate of return, payback period and the availability and terms of seller financing, it being generally desired that 50% of the purchase price be seller-financed with the balance split between cash and other consideration such as Company stock.

    During the nine months ended September 30, 1996 and 1997, the Company acquired two and eight retail pharmacies, respectively. The primary measurement of the effect of acquisitions on the Company's operating performance is the number of store operating months, which is the number of months all stores were owned by the Company during the relevant measuring period. Acquisitions are expected to continue as the most significant factor in the Company's growth strategy. Since September 30, 1997, the Company has acquired three more retail pharmacies located in Canon City, Colorado, Raton, New Mexico, and Lockhart, Texas, respectively. The financial information for these three stores is not included in the financial statements presented in this Quarterly Report on Form 10-QSB.

    Currently, the Company's primary source of revenue is the sale of prescription drugs. During the nine months ended September 30, 1996, sales of prescription drugs generated 83.5% of the Company's net sales; during the nine months ended September 30, 1997, prescription drugs generated 80.3% of net sales. Management expects the Company's prescription drug business to increase on an annual basis as a result of the demographic trends towards an aging population and the continued development of new pharmaceutical products. However, the Company anticipates that such sales will decrease as a percentage of the Company's overall sales and gross margins as the Company expands its home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

    The Company's sales and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, sales and profits are typically highest in the fourth quarter and the first quarter of the ensuing year.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 ----------------------          --------------------
                                                                  1996           1997             1996          1997
                                                                 -------        -------          -------       ------
INCOME STATEMENT DATA
SALES:
  Prescription drugs                                              82.3%          79.9%            83.5%         80.3%
  Other                                                           17.7%          20.1%            16.5%         19.7%
                                                                 -------        -------          -------       ------
     Total net sales                                             100.0%         100.0%           100.0%        100.0%
                                                                 -------        -------          -------       ------
                                                                 -------        -------          -------       ------
COSTS AND EXPENSES:
  Cost of sales -- prescription drugs(1)                          66.7%          68.8%            66.1%         69.4%
  Cost of sales -- other(2)                                       67.6%          58.9%            73.5%         61.6%
  Selling, general and administrative expenses(3)                 27.9%          28.8%            26.5%         27.1%
  Depreciation and amortization(3)                                 1.3%           1.2%             1.3%          1.1%
  Interest expense(3)                                              2.0%           0.8%             1.9%          1.1%
  Income before provision for income taxes(3)                      2.0%           2.8%             3.0%          2.9%
  Net Income (3)(4)                                                1.3%           2.0%             2.0%          1.9%

---------------------
    (1) As a percentage of prescription drug sales.
    (2) As a percentage of other sales.
    (3) As a percentage of total net sales.
    (4) Exclusive of provision (nonrecurring) for deferred income taxes resulting from change in S corporation status.

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

NET SALES

    The Company's total net sales increased $9,197,688 or 105.2%, to $17,939,745 for the nine months ended September 30, 1997 compared to $8,742,057 for the nine months ended September 30, 1996, and $3,324,262 or 93.5%, to $6,879,686 for the three months ended September 30, 1997 compared to $3,555,424 for the three months ended September 30, 1996. The increase was attributable primarily to the increase in store operating months from 70 in the first nine months of 1996 to 126 in the first nine months of 1997, and from 26 in the three months ended September 30, 1996 to 48 during the same three-month period of 1997.

    The following tables show the Company's prescription drug gross margins and total sales margins for nine months and the three months ended September 30, 1996 and 1997:


                                       Gross Margins on            Gross Margins on
                                    Prescription Drug Sales           Total Sales
                                   -------------------------     -------------------------
Nine Months Ended September 30,      Amount       Percentage        Amount      Percentage
-------------------------------    -----------    ----------     ------------   ----------
              1997                 $ 4,401,605      30.6%         $ 5,762,472      32.1%
              1996                 $ 2,474,023      33.9%         $ 2,857,580      32.7%


                                       Gross Margins on           Gross Margins on
                                    Prescription Drug Sales          Total Sales
                                   -------------------------     -------------------------
Three  Months Ended September 30,     Amount      Percentage        Amount      Percentage
-------------------------------    -----------    ----------     ------------   ----------
              1997                 $ 1,716,525       31.2%        $ 2,284,997      33.2%
              1996                 $   974,133       33.3%        $ 1,178,400      33.1%

    The decrease in the gross margin on prescription drug sales from 1996 to 1997 was primarily the result of an increase in third-party sales, which have lower margins, and the cost of sales during such period.

    Sales of prescription drugs decreased from 83.5% of total sales for the nine months ended September 30, 1996 to 80.3% of total sales for nine months ended September 30, 1997 and from 82.3% of total sales for the three months ended September 30, 1996 to 79.9% for the three months ended September 30, 1997. The Company expects that prescription drug sales will continue to decrease as a percentage of total sales as the Company expands its home healthcare and other non-pharmaceutical sales and services, whose gross margins exceed those of pharmaceutical sales.

    Same store sales for the Company's first eight stores increased from $6,820,584 in the first nine months of 1996 to $7,610,016 in the first nine months of 1997, and from $3,214,020 in the three months ended September 30, 1996 to $3,637,999 in the three months ended September 30, 1997. Management believes that these respective increases of 11.6% and 13.2% are primarily the result of increased advertising and promotions as well as an enhanced product mix.

COSTS AND EXPENSES

    Cost of sales increased $6,292,796 or 106.9%, to $12,177,273 in the nine months ended September 30, 1997 as compared to $5,884,477 in the nine months ended September 30, 1996. For the three months ended September 30, 1997, the cost of sales increased $2,217,665, or 93.3%, to $4,594,689 as compared to $2,377,024 in the three months ended September 30, 1996. These increases are primarily the result of increased sales volume resulting from the increased number of store operating months.

    Cost of sales as a percentage of total net sales increased 0.6% and decreased 0.1% during the respective periods. These changes are primarily the result of increased drug prices from the wholesaler, offset by the effects of management's continual monitoring and adjustment of prices to the consumer.

    Selling, general and administrative expenses increased from $2,314,815 in the nine months ended September 30, 1996 to $4,868,718 in the nine months ended September 30, 1997 and from $991,613 in the three months ended September 30, 1996 to $1,978,932 in the three months ended September 30, 1997. Such expenses, expressed as a percentage of net sales, were 27.1% and 26.5% for the nine months ended September 30, 1997 and 1996, respectively, and 28.8% and 27.9% for the three months ended September 30 in each of 1997 and 1996. This increase is principally due to increased store count and resulting increased store operating months, as well as the employment of additional personnel and an increase in salaries payable to the Company's executive officers in connection with the execution of employment agreements with such persons.

    Interest expense was $200,748 in the first nine months of 1997 compared to $167,203 during the first nine months of 1996, and $57,835 in the three months ended September 30, 1997 compared to $71,079 in the three months ended September 30, 1996. The increase in interest expense resulted primarily from the increase in the Company's indebtedness associated with the Company's acquisition of six stores and its corporate office building.

EARNINGS

         The financial statements for the three months and nine months ended September 30, 1997 include a provision (non-recurring) for deferred income taxes, resulting from a change in S corporation status as a result of the Offering related to the tax effect of cumulative differences in financial and tax bases of net assets of $149,000. Net income before the one time charge for income taxes for the first nine months of 1997 rose to $343,142 from $170,545 in the comparable period of 1996; an increase of 101.2%. Net income before the one time charge for income taxes for the three months ended September 30, 1997 rose to $135,686 compared to pro forma net income of $45,463 in the comparable period of 1996, an increase of 198.5%.

    The following unaudited pro forma results of operations data compared to historical information gives effect to the acquisitions completed during the nine months ended September 30, 1997 as if the transactions had been consummated as of January 1, 1997. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1997 or of future results of operations.

                                                    Nine Months Ended
                                                    September 30, 1997
                                               ---------------------------
                                                  Actual        Pro Forma
                                               -------------   ------------
Income Statement Data:
    Net sales                                    $17,939,745    $24,532,455
    Income before provision for income taxes         513,433        654,622
    Net income(1)                                    343,142        433,765
    Net income per share(1)                      $      0.22    $      0.28

----------
(1) Exclusive of effect of provision (non-recurring) for deferred income taxes resulting from change in S corporation status.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities for the nine months ended September 30, 1997 and 1996 was $823,275 and $165,232, respectively. Typically, cash provided by operations is adequate to supply working capital, and contribute to investing activities. External sources of cash are used mainly to help finance store acquisitions. The Company believes that the operating needs to be incurred in connection with its capital expansion program, including growth in accounts receivable and inventory, will be funded by cash flow from operations supplemented by the approximately $750,000 designated for working capital of the proceeds from the Company's initial public offering (the "Offering") which closed July 11, 1997.

    Net cash provided by financing activities was $2,870,501 and $256,492 for the nine months ended September 30, 1997 and 1996, respectively. The principal cause of this difference was proceeds from the

Offering offset by the decrease in debt. Net cash provided by financing activities was the principal factor in the $1,118,650 net increase in cash for the nine months ended September 30, 1997.

    The Company has earmarked approximately $2,375,000 from the proceeds of the Offering which will be used to support an aggressive store acquisition program. Historically, the average acquisition price paid by the Company per store has been approximately $500,000 to $700,000; however, because the acquisition price is based on variables such as store sales and profits, there can be no assurance that future acquisition prices will fall within the referenced range. Management believes it will be able to obtain seller financing for approximately 50% of the cost of each such acquisition.

    In addition to the expansion capital provided by the proceeds of the Offering, the Company has obtained a commitment for a $2,000,000 credit facility from Bank One, Texas, N.A. The terms of this credit facility include restrictive covenants such as financial ratio requirements with which the Company will have to comply to maintain the facility. Management believes the Company's operations will not be adversely impacted by these restrictive covenants. No funds have been borrowed under this credit facility.

    In October 1997, the Company completed a private placement (the "Private Placement") of 465,000 shares of its common stock, par value $.01 per share (the "Common Stock") with net proceeds of approximately $4.3 million. These proceeds will be used primarily for future store acquisitions.

    Management expects that the proceeds generated from the Offering and the Private Placement combined with income from operations, seller-financing of acquisitions, the above-described credit facility and possible future equity offerings will be sufficient to support the Company's current expansion schedule and ongoing acquisition activities for the next 12 months, although there can be no assurance that such proceeds will be adequate to support the Company's acquisitions during such period.

     In addition, management expects to convert, during the next 12 to 18 months, between two and three of its existing stores to "healthcare centers,'' although there can be no assurance that all or any part of such conversions will be effected. In the event such conversions are undertaken, management expects to incur a minimum of $20,000 to $40,000 in conversion costs per store converted. The costs of such conversion are expected to be funded from operations.

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

    GEOGRAPHIC CONCENTRATION. Currently, 10 of the Company's 19 retail pharmacies are located in Texas, and other retail pharmacies located in Texas may be acquired by the Company. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Texas economy and any significant healthcare legislative proposals enacted in the state of Texas.

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

    POSSIBLE NEED FOR ADDITIONAL CAPITAL.   Although the Company believes
that the proceeds from the Offering and the Private Placement combined with operating revenues and the Bank One credit facility will be adequate to satisfy its capital requirements for the next 12 months, circumstances, including the acquisition of additional stores, may require the Company to obtain long or short-term financing to realize certain business opportunities. No assurance can be made that such financing will be obtained.

    RELIANCE ON SINGLE SUPPLIER. The Company currently purchases approximately 70% of its inventory from Bergen Brunswig Drug Co. ("Bergen Brunswig"). Bergen Brunswig also provides the Company with order entry machines, shelf labels and other supplies used in connection with the Company's purchase and sale of such inventory. The Company believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although the Company believes that it could obtain its inventory through another similar distributor at competitive prices and upon competitive payment terms in the event its relationship with Bergen Brunswig was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company's business.

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

                             PART II -- OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

    ACQUISITIONS. During the period from June 30, 1997 to the date this Report was filed, the Company acquired substantially all of the assets of eight separate pharmacies located in Colorado, Montana, Nebraska, New Mexico and Texas. The acquisitions on August 12, 1997 of Revco, Inc. d/b/a Northridge Pharmacy located in Mesquite, Texas, and on August 16, 1996 of Downey Drug, Inc., located in Butte, Montana, were previously reported in the Company's Quarterly Report on Form 10-QSB for the period ended June 30,
1997. The acquisitions on August 2, 1997 of Sun Country Drug, Inc., located in Moriarty, New Mexico, on August 30, 1997 of McCosh Drug, Inc. located in Gering, Nebraska, and on September 18, 1997 of Marty's Pharmacy, Inc. located in Trinidad, Colorado, were reported on Form 8-K's as described in Item 6, below. The acquisitions on October 10, 1997 of Helm's Drug Store, Inc. located in Canon City, Colorado, and on November 8, 1997 of Scott's Pharmacy and Florist located in Lockhart, Texas were not "significant" as such term is defined in Form 8-K and were not previously reported. The acquisition on October 11, 1997 of Kenn's Pharmacy, Inc. located in Raton, New Mexico was reported on a Form 8-K filed after September 30, 1997 (and is not, therefore, listed in Item 6, below).

    PRIVATE PLACEMENT. On October 21 and 23, 1997, the Company closed a private placement of an aggregate 465,000 shares (the "Shares") of its Common Stock. The Shares were sold to certain accredited investors in reliance on Rule 505 of Regulation D and to certain non-U.S. persons in reliance on Regulation S for a purchase price of $10.08 per share (the average closing price for the 15 trading days immediately preceding October 10, 1997, which is the date the parties entered into a letter of intent with regard to the private placement). In connection with the Offering, the Company paid
ComVest Partners, Inc. ("ComVest") a broker's fee of 6.3% of the gross proceeds and issued to ComVest 20,000 common stock purchase warrants. Neither the Company or any of its affiliates, directors or officers have any material relationship with any of the investors in the private placement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    Exhibit No.         Name of Exhibit
   ------------        -----------------
          27.1          Financial Data Schedule (filed electronically
                        herewith).


(b) Reports on Form 8-K

    During the three months ended September 30, 1997, the Company filed the following Current Reports on Form 8-K:


Report Date                      Item Reported             Financial Statements Filed
-----------     -------------------------------------     -----------------------------
  8/2/97        Acquisition of Sun Country Drug, Inc.      via Form 8-K/A's dated
                in Moriarty, NM                            10/16/97 & 10/24/97

  8/30/97       Acquisition of McCosh Drug, Inc. in        via Form 8-K/A dated 11/13/97
                Gering, NE

  9/18/97       Acquisition of Marty's Pharmacy, Inc.      pro forma and other financial
                in Trinidad, CO                            information not required by
                                                           Form 8-K

                                       20

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HORIZON PHARMACIES, INC.,
                                  a Texas corporation


Date:  November 13, 1997          /s/ Ricky D. McCord
                                  ------------------------------
                                  Ricky D. McCord
                                  Chief Executive Officer

Date:  November 13, 1997          /s/ David W. Frauhiger
                                  -------------------------------
                                  David W. Frauhiger
                                  Chief Financial Officer