Form 10QSB/A
period 1997-09-30
HORIZON PHARMACIES INC
filed 1997-12-05
CIK 1036260

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C. 20549

                                 FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:    September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                        Commission File Number  0-22403

                            HORIZON Pharmacies, Inc.
       (Exact name of small business issuer as specified in its charter)

            TEXAS                                            75-2441557
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)



                            275 W. Princeton Drive
                           Princeton, Texas  75407
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

Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Title of Each Class                   Outstanding at November 28, 1997
Common stock, par value $.01 per share                      4,436,503

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                               Explanatory Note

    On November 14, 1997 HORIZON Pharmacies, Inc. (the "Registrant") filed with the Securities and Exchange Commission its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997. This Amendment No. 1 to the Quarterly Report on Form 10-QSB is filed solely for the purpose of reporting the use of proceeds from the Company's initial public offering which closed July 11, 1997.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    USE OF PROCEEDS. On July 11, 1997, the Registrant closed an initial public offering (the "Offering") of 1,200,000 shares (the "Shares") of its common stock, par value $.01 per share (the "Common Stock"). The Shares were offered for sale at a price of $5.00 per share pursuant to a Registration Statement on Form SB-2 (No. 333-25257) (the "Registration Statement") which was declared effective July 8, 1997. Capital West Securities, Inc. and ComVest Partners, Inc. (the "Underwriters") acted as the managing underwriters of the Offering.

    An aggregate of 1,500,000 shares of Common Stock (including 180,000 shares of Common Stock subject to the Underwriters' over-allotment option and 120,000 shares of Common Stock issuable upon exercise of the Underwriters' Warrants, as such term is hereafter defined), and 120,000 common stock purchase warrants (the "Underwriters' Warrants") issued to the Underwriters at a price of $.001 per warrant, were registered pursuant to the Registration Statement. The aggregate offering price of the Shares, the Underwriters' Warrants, and the Common Stock subject to the Underwriters' over-allotment option was $6,900,120.

    The proceeds of the Offering were subject to the following actual expenses:

                                         Direct or indirect payments to directors,
                                         officers, general partners of the Registrant
                                         or their associates; to persons owning ten
                                         percent or more of any class of equity
                                         securities of the  issuer; and to affiliates        Direct or indirect
                                         of the Registrant                                   payments to others
                                         --------------------------------------------        ------------------
Underwriting discounts and commissions                       -0-                                  $  690,000
Finders' Fees                                                -0-                                         -0-
Expenses paid to or for underwriters                         -0-                                     243,000
Other Expenses                                               -0-                                     494,303
                                                                                                  ----------
Total Expenses                                                                                    $1,427,303

    The net proceeds of the Offering after deducting the expenses described above were $5,472,817. Since the closing of the Offering, such proceeds were used by the Registrant for each of the purposes indicated below:

                                       Direct or indirect payments to  directors,
                                       officers, general partners of the Registrant
                                       or their associates; to persons owning ten
                                       percent or more of any class of equity
                                       securities of  the issuer; and to affiliates      Direct or indirect
                                       of the Registrant                                 payments to others
                                       ---------------------------------------------     ------------------
Acquisition of other  business(es)                          -0-                              $1,590,562
Repayment of  indebtedness                           $1,206,667(1)(2)                           882,288
Working capital                                             -0-                                 809,470
Distribution to Shareholders                            300,000
Temporary Investments                                       -0-                                 683,830

-------------------
(1) Proceeds totalling approximately $1,156,667 were used to repay certain trade debt owed by the Registrant to Bergen Brunswig Drug Co. Carson
    A. McDonald, a member of the Registrant's Board of Directors, is an employee of Bergen Brunswig.
(2) Proceeds totalling $50,000 were used to repay certain debt owed by the Registrant to Charlie K. Herr, a member of the Registrant's Board of Directors.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HORIZON PHARMACIES, INC.,
                                          a Texas corporation


Date: December 4, 1997                    /s/ Ricky D. McCord
                                          -------------------------------------
                                          Ricky D. McCord
                                          President and Chief Operating Officer


Date: December 4, 1997                    /s/ David W. Frauhiger
                                          -------------------------------------
                                          David W. Frauhiger
                                          Chief Financial Officer and Treasurer