Form 10KSB
period 1997-12-31
HORIZON PHARMACIES INC
filed 1998-04-15
CIK 1036260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-KSB

 (MARK
  ONE)
  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM TO

                      COMMISSION FILE NUMBER 0-22403

                           --------------------------

                            HORIZON PHARMACIES, INC.

                 (Name of small business issuer in its charter)

                   TEXAS                               75-2441557
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

          275 WEST PRINCETON DRIVE                        75407
              PRINCETON, TEXAS                         (Zip Code)
  (Address of principal executive offices)

                                 (972) 736-2424
                          (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.01
                                   PAR VALUE

                           --------------------------

    Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                YES _X_  NO ___

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                YES ___  NO _X_

    Issuer's revenues for its most recent fiscal year $28,429,604.

    As of March 24, 1998 the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock was $32,827,886.50. As of March 24, 1998 there were 4,492,595 shares of Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Following is a list of documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

    The Company's Proxy Statement in connection with its Annual Meeting of Shareholders to be held on June 4, 1998 is incorporated by reference in Part III, Items 9, 10, 11, 12, and 13.

    Transitional Small Business Disclosure Format (check one):  YES ___  NO _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HORIZON PHARMACIES, INC.
                                  FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                              ---------
PART I......................................................................................................          1

Item 1.     Business........................................................................................          1

Item 2.     Properties......................................................................................          7

Item 3.     Legal Proceedings...............................................................................          8

Item 4.     Submission of Matters to a Vote of Security Holders.............................................          8

PART II.....................................................................................................          8

Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters...........................          8

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........          9

Item 7.     Financial Statements............................................................................         15

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............         15

PART III....................................................................................................         15

PART IV.....................................................................................................         15

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................         15

Index to Financial Statements and Financial Statement Schedules.............................................        F-l

Signatures..................................................................................................         18

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    HORIZON Pharmacies, Inc. (the "Company") owns and operates one of the top 100 retail pharmacy chains according to the October 20, 1997 issue of Chain Drug Review. As of December 31, 1997, the Company had 24 stores located principally in the south central United States.

    Currently, the Company's primary source of revenue is the sale of prescription drugs. During fiscal 1997, sales of prescription drugs generated approximately 76% of the Company's net revenues. Management expects the Company's prescription drug business to continue to increase as a result of the demographic trends towards an aging population and the continued development of new pharmaceutical products. However, the Company anticipates that prescription sales will continue to decrease as a percentage of the Company's overall revenues and gross margins as the Company continues to expand its home healthcare and other non-pharmaceutical sales and services which have historically provided higher margins.

    In addition to prescription drugs and services, the Company's retail pharmacies offer a broad range of over-the-counter medications, supplies and equipment, health and beauty care, cosmetics, gifts, greeting cards, convenience foods, cameras, photo supplies and processing services and other general merchandise. Some stores incorporate special features such as drive-through windows and free home delivery for customer convenience, optical departments, faxing, copying and package delivery services, fresh floral arrangements and soda fountains. The Company also sells and leases home medical equipment ("HME") and offers home healthcare services including, but not limited to, intravenous services and home oxygen therapy under the name HORIZON Home Care. As of December 31, 1997, the Company had one freestanding HME store and three pharmacies offering intravenous infusion services and home oxygen therapy. Additionally, the Company operates two closed-door institutional pharmacies.

    The Company's business strategy is to continue to expand through acquisitions and to increase individual store profitability. In implementing its business strategy, the Company intends to continue cost-control programs, continue and improve employee training, negotiate increases in vendor rebates, maintain a high level of customer service and convenience, increase sales in each department in each store and maintain competitive pricing. To mitigate the effect of third-party reimbursement on pharmaceutical sales, the Company also plans to expand its home healthcare, non-pharmaceutical sales and services and wholesale pharmaceutical and non-pharmaceutical sales.

    The Company expects to acquire at least 15 new pharmacies and three HME stores in fiscal 1998 and 20 new pharmacies and five HME stores in fiscal 1999, and to have at least 59 pharmacies and offer HME from at least nine locations by the year 2000. Since the end of fiscal 1997, the Company has acquired six additional pharmacies, one additional HME operation and one wholesale company which sells injectable pharmaceuticals direct to physicians and pharmacies in Colorado.

    While the Company also plans to convert certain of its existing stores into "healthcare centers" similar to that currently operated by its store in Farmington, New Mexico, a Federal moratorium on the enrollment of new home healthcare providers in the Medicare program which was enacted in September 1997 and continued until January 1998 has delayed the Company's ability to effect such conversions. The Company believes that providing such home healthcare and basic medical services adjacent to its retail pharmacies will result in increased sales and profits for such stores, and is continuing to evaluate all available alternatives for effecting the conversion of certain of its stores into full-service healthcare centers.

    The Company was incorporated under the laws of the State of Texas on August 31, 1992 and began operations under the name HORIZON Pharmacies, Inc. in February 1994. The Company's principal office is located at 275 W. Princeton Drive, Princeton, Texas 75407, and its telephone number is (972) 736-2424.

STORE LOCATIONS

    The following table summarizes the number, location and year of acquisition for each of the Company's pharmacies, HME operations and wholesale company as of April 10, 1998.

  PHARMACY NO.                   STORE LOCATIONS                  YEAR ACQUIRED
-----------------  --------------------------------------------  ---------------
            1      Winnsboro, Texas(1)                                   1994
            2      Princeton, Texas(1)                                   1994
            3      Cuero, Texas(1)                                       1994
            4      Bonham, Texas(1)                                      1995
            5      Uvalde, Texas(1)                                      1995
            6      Cleburne, Texas(1)(3)                                 1995
            7      McLoud, Oklahoma(1)                                   1995
            8      Farmington, New Mexico(1)(2)(3)                       1996
            9      Tomah, Wisconsin(1)                                   1996
           10      Marion, Virginia(1)                                   1996
           11      Covington, Virginia(1)                                1996
           12      Mineola, Texas(1)                                     1997
           13      Mt. Vernon, Texas(1)                                  1997
           14      McKinney, Texas(1)(2)                                 1997
           15      Moriarity, New Mexico(1)                              1997
           16      Butte, Montana(1)                                     1997
           17      Mesquite, Texas(1)                                    1997
           18      Gering, Nebraska(1)                                   1997
           19      Trinidad, Colorado(1)                                 1997
           20      Canon City, Colorado(1)                               1997
           21      Raton, New Mexico(1)                                  1997
           22      Lockhart, Texas(1)                                    1997
                   Cleburne, Texas(2)                                    1997
           23      Dallas, Texas(1)                                      1997
           24      Brookfield, Missouri(1)                               1997
           25      Floresville, Texas(1)                                 1998
           26      Highlands Ranch, Colorado(1)(3)(4)                    1998
                   Canon City, Colorado(2)(5)                            1998
           27      Steelville, Missouri(1)                               1998
           28      Ennis, Texas(1)                                       1998
           29      Belen, New Mexico(1)                                  1998
           30      St. John, Arizona(1)                                  1998

------------------------

(1) Free-standing pharmacy.

(2) HME offered.

(3) Closed-door institutional pharmacy.

(4) Wholesale company.

(5) The Company also purchased the pharmacy files, inventory and equipment of two other pharmacies located in Canon City, Colorado which were consolidated into this pharmacy.

EXPANSION

    The Company intends to continue to expand its business by acquiring smaller retail pharmacy chains, independent retail pharmacies and other related businesses primarily located in communities having populations of fewer than 50,000 persons. In identifying retail pharmacies and related businesses for potential acquisition, the Company evaluates a number of demographic considerations, including the size, growth pattern and per capita income of the population, as well as the competitive environment and the accessibility of a proposed site to the customer. The Company also evaluates the respective store's historical financial performance, focusing on pharmacies having annual sales volumes between $1,500,000 and $5,000,000. The Company previously acquired two retail pharmacy stores from the FTC and will continue to evaluate the purchase of other stores which may be offered for sale by the FTC. As part of its regulatory function, the FTC occasionally mandates the divestiture of certain retail pharmacies, generally in connection with its approval of a merger or acquisition of a group of pharmacies.

    The Company's goal for the next two years is to acquire between 15 and 20 new retail pharmacies and between three and five HME operations in each of 1998 and 1999.

PRODUCTS AND SERVICES

    PHARMACY. The primary focus of the Company is the sale of prescription and over-the-counter drugs. During 1996 and 1997, the Company filled approximately 500,000 and 672,000 prescriptions, respectively, and sales of prescription drugs generated approximately 80% and 76% of the Company's net revenues during such periods.

    The Company believes that it is well positioned to take advantage of certain demographic trends, including the aging of the United States population. Twelve of the Company's retail pharmacies are located in Texas, one of the top three states experiencing the greatest migrations of persons over age 65. According to industry studies, persons over age 65 purchase twice as many prescription drugs and 50% more over-the-counter drugs than the national average. The Company also believes that it is capable of meeting the needs of the increasing volume of third-party prescription sales and is aggressively marketing itself to third-party payors. See "Government Regulation and Healthcare Reform" and "Third-Party Reimbursement."

    The Company believes that new prescription drugs and drug therapies provide an opportunity for increased demand for prescription drugs. In addition, the FDA is approving an increasing number of prescription products for sale over the counter. Prescription drugs which are approved for over-the-counter distribution have historically shown significantly increased sales.

    NONPHARMACEUTICAL MERCHANDISE. The Company's stores sell a wide variety of nonpharmaceutical merchandise, including gifts, over-the-counter drugs, health and beauty care, greeting cards and numerous other convenience products. Each of the Company's stores offers a broad assortment of popular national brand over-the-counter drugs and other products related to dental care, foot care, vitamins and nutritional supplements, feminine hygiene, family planning and baby care. In addition, the Company's stores provide a helpful environment in which consumers can obtain product information from professional pharmacists, knowledgeable sales employees and store managers or from literature available throughout the store.

    Each of the Company's stores also offers an assortment of popular brand name cosmetics, fragrances and other beauty products. A wide selection of gifts, greeting cards, gift wrap, bows and novelties are also offered. Assorted convenience products including candy, food, tobacco products, books and magazines, household products, seasonal merchandise and toys are also offered. Certain of the Company's stores also offer fresh floral arrangements, veterinary supplies, camera and photo accessories, photo processing, small electronics, batteries and audio and video tapes.

    HOME HEALTHCARE SERVICES. The Company's Farmington, New Mexico, store is currently licensed and offers under the name HORIZON Home Care certain home healthcare services. The home healthcare services offered by the Company's Farmington store currently include: (i) respiratory therapy; (ii) patient services, including nursing and para-professional services; and (iii) infusion therapy. The Company provides patients with a variety of services and related products, many of which are essential to the proper implementation of a physician's treatment plan. While the Company submitted an application for and anticipated receiving a license to offer HME at its Princeton, Texas store by mid-1997, a Federal moratorium on the enrollment of new home healthcare providers enacted in September 1997 delayed the Company's plans to convert its Princeton, Texas store into a home healthcare center. The referenced moratorium was lifted in January 1998, and the Company is currently evaluating the possibility of converting certain stores into home healthcare centers at such time as the appropriate regulatory licences may be obtained.

    RESPIRATORY THERAPY. The Company provides home respiratory services to patients with a variety of conditions, including chronic obstructive pulmonary disease (e.g., emphysema, chronic bronchitis and asthma), cystic fibrosis and neurologically-related respiratory conditions. The Company contracts with respiratory care professionals to provide support to its home respiratory therapy patients. These professionals manage the needs of the Company's patients according to physician-directed plans of care.

    HOME MEDICAL EQUIPMENT. The Company also offers for sale and lease, certain HME which primarily consists of patient room equipment (such as hospital beds, patient lifts and commodes), ambulatory aids (such as walkers and canes) and bathroom safety items. The Company's broad range of product offerings provides patients requiring either infusion, nursing or respiratory services access to needed HME through a single source.

    NURSING AND PARA-PROFESSIONAL SERVICES. The Company offers a broad range of professional nursing and para-professional services to meet a patient's medical and personal needs, principally in the home. These services include pediatric and adult care, such as ventilator care; administration of infusion therapies, including chemotherapy, antibiotics, enteral and parenteral feeding; standard skilled nursing services such as changing dressings, injections, catheterization and administration of medication; physical, respiratory, occupational and speech therapy; home health aide services, such as assistance with personal hygiene, dressing and feeding; and homemaker services, such as the preparation of meals and light house cleaning.

    INFUSION THERAPY. Infusion therapy involves the intravenous administration of nutrients, antibiotics or other medications to patients in their homes usually as a continuation of treatment initiated in the hospital. The infusion therapies provided by the Company include antibiotic and related therapies (therapies used to treat various infections and diseases); parenteral nutrition therapy (the intravenous feeding of life sustaining nutrients to patients with impaired or altered digestive tracts due to gastrointestinal illness, such as an intestinal obstruction or inflammatory bowel disease); enteral nutrition therapy (the administration of nutrients through a feeding tube to patients who cannot eat as a result of an obstruction to the digestive tract or because they are otherwise unable to feed themselves orally); chemotherapy (the intravenous administration of cancer inhibiting drugs through either rapid or continuous infusion); pain management (the administration of pain controlling drugs such as morphine and Demerol to terminally or chronically ill patients); and other therapies.

    WHOLESALE INJECTIBLES. In February, 1998, the Company acquired the assets of a wholesale company in Highlands Ranch, Colorado which purchases injectable pharmaceuticals direct from the manufacturer and resells them to physicians and pharmacies located in Colorado. The injectibles are shipped directly or drop shipped by the manufacturer to the physician or pharmacy. The Company plans to apply for the licenses necessary to distribute pharmaceuticals and non-pharmaceuticals in nine additional states, which would enable the Company to expand its wholesale operations beyond Colorado.

STORE OPERATIONS

    The Company's current stores are generally located in free-standing stores or in shopping centers located near the respective community's main thoroughfare. Although the Company does not remodel stores upon acquisition to conform to a particular format, it arranges its stores to facilitate customer movement and to maximize product visibility. The Company's pharmacy departments are generally located near the back of its stores to maximize customer exposure to the store. Most of the stores are equipped with modern fixtures and equipment and range in size from approximately 3,000 to 22,000 square feet.

    The Company utilizes centrally prepared formats for the display and stocking of its stores, while allowing individual store managers some flexibility with regard to choice and display of the merchandise assortment based upon the Company's strategy of tailoring its stores to the markets in which the respective stores operate.

PURCHASING AND DISTRIBUTION

    In 1997 the Company centrally purchased most of its merchandise from Bergen Brunswig, Inc. ("Bergen Brunswig") and other vendors, enabling it to benefit from promotional programs and volume discounts offered by such companies. All merchandise is shipped directly to the Company's stores at prices negotiated on an annual basis at the corporate level. The Company's primary vendor is Bergen Brunswig which supplied approximately 91% of the Company's inventory purchases in 1997.

MERCHANDISING AND MARKETING

    GENERAL. The Company's merchandising strategy is to offer a broad selection of traditional retail pharmacy items, including both nationally advertised and private label products. Substantially all products are offered at competitive prices. The Company emphasizes value and customer service in attractive, conveniently located drugstores. It uses color, signs, packaging and other merchandising aids to reinforce its name and low prices, and to showcase its products.

    The pharmacy department in each of the Company's stores carries a complete line of both brand name and generic drugs. The Company has been expanding its prescription drug business by promoting the use of less costly generic drugs whenever possible, and by entering into arrangements with insurance companies, HMOs and other healthcare groups for the sale of prescription drugs under third-party reimbursement programs.

    Each of the Company's pharmacy departments utilizes a computer system which employs software that enables the Company's pharmacists to recall a customer's pharmacy history with a view to identifying possible allergies, drug interactions or therapeutic duplication, and to provide customers with a complete record of medication dispensed. The Company's computer software system also enables the Company to identify generic equivalents of brand name drugs, centrally control prescription prices, increase the speed of processing prescriptions and reduce the paperwork normally involved in, and thus expedite the collection of amounts due the Company under third-party reimbursement programs.

    The Company sells certain private label products which enables the Company to sell products, comparable in quality to name brand products, at lower prices to its customers, but at higher gross margins for the Company.

    Most photo processing services offered at Company stores are provided by an independent contractor who provides the stores with a "drop box" into which the customer places its film for processing. The independent contractor collects the film, processes it and returns the printed photos to the respective stores for pick-up and payment by the customer. Two of the Company's stores operate in-house photo labs and offer customers one-hour film processing.

    INTERNET CATALOG SALES. The Company is currently building an internet catalog which will permit visitors to the Company's website to electronically view and purchase certain gifts, cameras, and photo and veterinary supplies. The Company anticipates that the website will be available to the public in May 1998.

    ADVERTISING. The Company advertises principally through the use of radio, newspaper, direct mail and advertising circulars.

GOVERNMENTAL REGULATION AND HEALTHCARE REFORM

    GENERAL. All of the Company's pharmacists and pharmacies are required to be licensed by the appropriate state boards of pharmacy. The Company's retail pharmacies are also registered with the Federal Drug Enforcement Administration. By virtue of these license and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation of such rules and regulations could result in a suspension or revocation of the licenses or registrations.

    The Company relies on prescription drug sales for a significant portion of its revenues and profits, and prescription drug sales represent a significant segment of the Company's business. These revenues are affected by changes within the healthcare industry, including changes in programs providing for reimbursement of the cost of prescription drugs by third-party payment plans, such as government and private plans, and regulatory changes relating to the approval process for prescription drugs.

    The Company has a number of third-party payor contracts pursuant to which the Company is a provider of prescription drugs. "Freedom of Choice" state statutes, pursuant to which all pharmacies would be entitled to be a provider under such a contract, have been enacted in certain states, including Alabama, Georgia, New Jersey, North Carolina, Louisiana, South Carolina, Tennessee and Texas, and may be enacted in others. Although such statutes may adversely affect certain of the Company's third-party contracts, they may also provide the Company with opportunities regarding additional third-party contracts.

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The Company cannot predict whether any Federal or state healthcare reform legislation will eventually be passed, and if so, the impact thereof on the Company's financial position or results of operations. Healthcare reform, if implemented, could adversely affect the pricing of prescription drugs or the amount of reimbursement from governmental agencies and third-party payors, and consequently could be adverse to the Company. However, to the extent healthcare reform expands the number of persons receiving healthcare benefits covering the purchase of prescription drugs, it may also result in increased purchases of such drugs and could thereby have a favorable impact on both the Company and the retail drug industry in general. Nevertheless, there can be no assurance that any future Federal or state healthcare reform legislation will not adversely affect the Company or the retail pharmacy industry generally.

    In 1990, Congress enacted the Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990"), which includes a requirement that states implement pharmaceutical drug use review programs for Medicaid beneficiaries receiving covered out-patient prescription drugs. The OBRA 1990 legislation states that pharmacists must offer to discuss with each Medicaid patient "common, severe side or adverse effects or interactions and therapeutic contraindications that may be encountered, including their avoidance and the action required if they occur." In order to ensure reimbursement of out-patient prescription drugs under Medicaid, states were required, pursuant to the OBRA 1990 legislation, to implement drug use review programs by January 1, 1993. In all states where the Company operates, the State Pharmacy Practices Acts have expanded the OBRA requirements to include all patients receiving prescriptions in a retail setting. Pharmacists now have a duty to warn the purchaser of a prescription drug if the warning could reduce or negate the adverse effects of the use of such drug.

    The Company's operations are also subject to Federal and state laws governing such matters as wages, working conditions and overtime.

    TEXAS LEGISLATION. As of December 31, 1997, 12 of the Company's 24 retail pharmacies owned at that date were located in Texas. Since the end of 1997, the Company acquired two additional pharmacies in Texas, and other retail pharmacies located in Texas may be acquired by the Company in the future.

Consequently, the Company may be affected by any significant healthcare legislative proposals enacted in the state of Texas.

THIRD-PARTY REIMBURSEMENT

    A growing percentage of the Company's prescription drug volume has been accounted for by sales to customers who are covered by third-party payment programs. Third-party reimbursement accounted for approximately 55% of the Company's prescription sales in 1997 and 52% in 1996; the Company expects this trend to continue. Although contracts with third-party payors may increase the volume of prescription sales and gross profits, third-party payors typically negotiate lower prescription prices than those of non third-party payors. Accordingly, there has been downward pressure on gross profit margins on sales of prescription drugs which is expected to continue in future periods. Further, payments from Medicare and Medicaid represent approximately 31% of all third-party payor sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

    The Company's retail pharmacies operate in a highly competitive industry, and compete primarily on the basis of customer service, convenience of location and store design, price and product mix and selection. In addition to traditional competition from independent retail pharmacies and other retail pharmacy chains, the Company faces competition from mass merchants (including discounters and deep discounters), supermarkets, combination food and retail pharmacies, mail order distributors, hospitals and HMOs. These other formats have experienced significant growth in their market share of the prescription and over-the-counter drug business. The Company's home healthcare services compete with certain chain operations and independent single unit stores. Many of the Company's competitors have greater financial resources than the Company.

TRADEMARKS AND SERVICE MARKS

    No patent, trademark, license, franchise or concession is considered to be of material importance to the business of the Company other than the trade names under which the Company operates its retail businesses, including the HORIZON Pharmacies and HORIZON Home Care names. In May 1997, the Company filed applications for Federal trademark protection of such trade names, which are currently pending. Additionally, the Company has filed and received trademark protection in the laws of the states of Texas and Oklahoma, and plans to file for additional state trademark protection in all states in which it operates.

EMPLOYEES

    At December 31, 1997, the Company employed approximately 394 employees, approximately 304 on a full-time basis. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

    The Company's principal offices are currently located at 275 W. Princeton Drive, Princeton, Texas, 75407, where it owns a 5,500 square foot building which is in good condition. The Company also owns the furniture and fixtures in each of its stores. However, the Company conducts substantially all of its retail businesses under noncancelable leases, many of which expire within the next five years. In the normal course of business, however, it is expected that leases will be renewed or replaced by leases on other properties. No single lease is material to the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company may be involved in litigation relating to claims arising out of its normal business operation. The Company does not have any material legal proceedings pending against it, any of its subsidiaries or any of their properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of shareholders during the Company's fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

    The Company's Common Stock trades on the American Stock Exchange ("AmEx") under the symbol "HZP." The following table shows the high and low closing sales prices per share for the Common Stock from July 11, 1997, when the Common Stock was first listed on AmEx, through December 31, 1997. In November 1997, the Company consummated a stock split (the "Stock Split") effected as a stock dividend whereby each two issued and outstanding shares of the Common Stock were converted into three shares of Common Stock. Accordingly, all share and per share amounts presented herein have been retroactively adjusted to reflect the stock split.

                                          HIGH       LOW
                                         -------  ---------
FISCAL 1997
  Third Quarter.........................   8        3 1/2
  Fourth Quarter........................  13 1/2    6 11/12

SHAREHOLDERS

    As of March 24, 1998, there were 80 holders of record of the Common Stock according to the records maintained by the Company's transfer agent. As of that date, the Company had approximately 1,550 shareholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

    The Company did not pay any dividends on its Common Stock during its two most recent fiscal years and does not intend to pay any dividends in the foreseeable future.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    As previously reported on the Company's Form 10-QSB/A for the quarterly period ended September 30, 1997 (filed electronically on December 5, 1997), the Company commenced an initial public offering (the "Offering") of 1,200,000 shares (1,800,000 shares as adjusted for the Stock Split) (the "IPO Shares") of its Common Stock at a price of $5.00 per share ($3.33 as adjusted for the referenced stock split) pursuant to a Registration Statement on Form SB-2 (No. 333-25257) (the "Registration Statement"). The Offering terminated upon the sale of all the IPO Shares at the offering price. Capital West Securities, Inc. and ComVest Partners, Inc. (the "Underwriters") acted as the managing underwriters of the Offering.

    In connection with the issuance and distribution of the IPO Shares, direct or indirect payments to others were made as follows: (i) underwriting discounts and commissions of $690,000; (ii) expenses paid to or for underwriters of $243,000; and (iii) estimated other expenses of $431,599. Estimated expenses for the Offering totaled $1,364,599. The Company received net offering proceeds of $5,535,401, of which as of December 31, 1997: (i) an estimated $1,700,000 had been used for the purchase of additional pharmacies; (ii) $300,000 had been used to pay distributions to shareholders; (iii) approximately $2,600,000 had been used for the repayment of indebtedness; (iv) $600,000 had been used for purchases of property and equipment; and (v) $335,000 had been used for general corporate purposes. These uses of net offering proceeds were made in the form of direct or indirect payments to others.

RECENT SALES OF UNREGISTERED SECURITIES

    ACQUISITIONS. On September 18, 1997, the Company issued 15,234 shares of unregistered shares of Common Stock (adjusted to give effect to the Stock Split) in partial consideration of its acquisition of a store located in Trinidad, Colorado. On October 11, 1997 the Company issued 13,552 unregistered shares of Common Stock (adjusted to give effect to the Stock Split) in partial consideration of its acquisition of a pharmacy located in Raton, New Mexico. On October 24, 1997 the Company issued 8,112 unregistered shares of Common Stock (adjusted to give effect to the Stock Split) in partial consideration of its acquisition of a pharmacy located in Lockhart, Texas. On November 19, 1997 the Company issued 4,974 unregistered shares of Common Stock (adjusted to give effect to the Stock Split) in partial consideration of its acquisition of an HME operation located in Cleburne, Texas.

    DEBT CONVERSION. Since the filing of the Company's 3rd Quarter 10-QSB, the Company issued 3,496 unregistered shares of Common Stock (adjusted to give effect to the Stock Split) in connection with the conversion of $30,000 of long-term debt owed by the Company in connection with the acquisition of Roof Family Pharmacies in 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    From time to time, the Company may publish forward-looking statements relating to certain matters, including anticipated financial performance, business prospects, the future acquisition of additional stores, anticipated capital expenditures and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. In addition, the Company disclaims any intent or obligation to update those forward-looking statements.

    The Company's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free-standing full-line retail pharmacies. In evaluating a retail pharmacy for potential acquisition, the Company: (i) evaluates the target store's profits and losses for preceding years; (ii) reviews the store's tax returns for preceding years; (iii) reviews computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyzes the store's location and competition in the immediate area; (v) reviews the store's lease agreement, if any; and (vi) assesses targeted areas for growth patterns and trends. Based on the Company's analysis of the foregoing items, the Company prepares an offer to purchase the particular store. To assess the reasonableness of the purchase price offered by a seller in connection with a potential acquisition, the Company considers the availability and terms of owner financing of approximately 50% of the purchase price, including such terms as rate of return and payback period, with the balance split between cash and other consideration such as Company stock.

    In 1996 and 1997 the Company acquired four and 14 retail pharmacies or related businesses, respectively. These acquisitions are the principal influence on the Company's results of operations and financial condition. The primary measurement of the effect of acquisitions on the Company's operating performance is the number of store operating months, which is the number of months all stores were owned by the Company during the relevant measuring period. Acquisitions are expected to continue as the most significant factor in the Company's growth strategy.

    Currently, the Company's primary source of revenue is the sale of prescription drugs. During 1996, sales of prescription drugs generated 80% of the Company's net revenues; during 1997, prescription drugs generated 76% of revenues. Management expects the Company's prescription drug business to continue to increase on an annual basis as a result of the demographic trends towards an aging population and the continued development of new pharmaceutical products. However, the Company anticipates that such sales will decrease as a percentage of the Company's overall revenues and gross margins as the Company expands its home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

    The Company's revenues and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits are typically highest in the fourth quarter and the first quarter of the ensuing year.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain income statement data:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                                        1996         1997
                                                                                     -----------  -----------
INCOME STATEMENT DATA
  Prescription drugs sales.........................................................       80.0%        75.6%
  Other sales and services.........................................................       20.0%        24.4%
                                                                                         -----        -----
    Total net revenues.............................................................      100.0%       100.0%
                                                                                         -----        -----
                                                                                         -----        -----
COSTS AND EXPENSES:
  Cost of sales--prescription drugs(1).............................................       69.5%        71.2%
  Cost of sales--other(2)..........................................................       62.3%        55.3%
  Selling, general and administrative expenses(3)..................................       26.4%        27.9%
  Depreciation and amortization(3).................................................        1.3%         1.2%
  Interest expense(3)..............................................................        1.9%         1.1%
NET INCOME(3)(4)(5)................................................................        1.5%         1.1%

------------------------

(1) As a percentage of prescription drugs sales.

(2) As a percentage of other sales and services.

(3) As a percentage of total net revenues.

(4) After pro forma provisions for income taxes in 1996 and the first six months of 1997.

(5) After a one-time provision for deferred income taxes in 1997 resulting from a change in tax status.

NET REVENUES

    The Company's total net revenues increased $15,293,285 or 116%, to $28,429,604 in fiscal 1997 compared to $13,136,319 in fiscal 1996. The increase was attributable primarily to the increase in store operating months from 101 in fiscal 1996 to 193 in fiscal 1997, an increase of 91%.

    Net sales of prescription drugs increased by $10,977,961 or 104% to $21,493,314 for fiscal 1997 compared to $10,515,353 for 1996. Third-party reimbursed sales accounted for approximately 55% of the Company's total prescription sales in 1997, as compared to 52% in 1996. Higher reimbursement sales have typically resulted in a decrease in gross margins due to the lower prices negotiated by third party payors.

This decrease has been more than offset, however, by the Company's efforts to manage inventory levels and by purchasing efforts, resulting in a slight margin percentage increase in 1996 as well as in 1997.

    The following tables show the Company's prescription drug gross margins and total sales margins for 1996 and 1997:

                                               GROSS MARGINS ON           GROSS MARGINS ON
                                            PRESCRIPTION DRUG SALES        TOTAL REVENUES
                                           -------------------------  -------------------------
YEAR                                          AMOUNT     PERCENTAGE      AMOUNT     PERCENTAGE
-----------------------------------------  ------------  -----------  ------------  -----------
1997.....................................  $  6,200,222       28.8%   $  9,297,676       32.7%
1996.....................................  $  3,205,973       30.5%   $  4,194,614       31.9%

    Sales of prescription drugs decreased from 80.0% of total revenues for 1996 to 75.6% of total revenues for 1997. The Company expects that prescription drug sales will continue to decrease as a percentage of total revenues as the Company expands its home healthcare and other non-pharmaceutical sales and services, whose gross margins exceed those of pharmaceutical sales.

    Same store sales for the Company's first 11 stores increased from $12,927,593 in 1996 to $14,714,811 in 1997. Management believes that this 13.8%
increase is primarily the result of increased advertising and promotions as well as an enhanced product mix. The Company currently has non-compete agreements with the previous owners of all of the stores which it has acquired except for the Marion and Covington, Virginia stores, which were acquired from the Federal Trade Commission (the "FTC"), and three stores located in Mineola, Mt. Vernon and McKinney, Texas, which were acquired from True Quality Pharmacies, Inc.

COSTS AND EXPENSES

    Cost of sales increased $10,190,223 or 114% to $19,131,928 in 1997 as compared to $8,941,705 in 1996. This increase is primarily the result of increased sales volume due to the increased number of store operating months for the respective periods. Total cost of sales as a percentage of total revenues decreased 0.8% from 1996 to 1997. This decrease is primarily the result of more favorable pricing terms from the Company's primary wholesaler, management's continual monitoring and adjusting of pricing, and the shift in product mix.

    The increase of $4,471,430 in selling, general and administrative expenses from $3,471,370 in 1996 to $7,942,800 in 1997 is principally due to increased store count and resulting increased store operating months. Such expenses, expressed as a percentage of net revenues, were 27.9% and 26.4% for 1997 and 1996. These increases in expenses as a percentage of net revenues were primarily due to an increase in personnel.

    Depreciation and amortization expense was $329,597 in 1997 compared to $171,807 in 1996. The increase primarily resulted from the Company's acquisition of stores in 1997.

    Intangible assets, including but not limited to goodwill, pharmacy files and non-compete covenants, have historically represented a substantial portion of the Company's acquisition costs. Such assets are generally amortized over a period of not more than 40 years. Accordingly, intangible assets are not expected to have a significant effect on the Company's future results of operations.

    Interest expense was $299,454 in 1997 compared to $252,767 in 1996. The increase in interest expense resulted primarily from the increase in the Company's indebtedness associated with the Company's acquisition of stores in 1997.

EARNINGS

    Income before provision for income taxes increased from $302,353 (2.3% of net revenues) in 1996 to $806,915 (2.8% of net revenues) in 1997, an increase of $504,562 (0.5% of net revenues).

    Because the Company operated as an S Corporation prior to the Offering, it had not incurred any income taxes prior to such time. As a result of the termination of its S Corporation election in connection with the Offering, the Company became a taxpaying entity and is subject to the payment of taxes on all non-exempt income at applicable Federal and state income tax rates. In 1997, the Company incurred a noncash one-time charge for deferred income taxes of $170,000 as a result of the change in tax status.

    Net income for 1997 rose to $326,915 (after the one time noncash charge for deferred taxes of $170,000) from $196,353 in 1996, primarily as the result of increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $125,845 in 1997 as compared to $49,456 provided by operating activities in 1996. Although earnings have increased, less cash was provided by operations largely due to an increase in accounts receivable. Typically, cash provided by operations is adequate to supply working capital, and contribute to investing activities. External sources of cash are used mainly to help finance store acquisitions. The Company believes that the operating needs to be incurred in connection with its capital expansion program, including growth in accounts receivable and inventory, will be funded by cash flow from operations supplemented by a $2,000,000 line of credit.

    Approximately $4,000,000 from the proceeds of a private placement (the "Private Placement") for which a final closing was held October 24, 1997, will be used to support an aggressive store acquisition program and for working capital. The Company believes that based on prior acquisitions, the average acquisition cost per store will be approximately $500,000 to $700,000 based on such variables as store sales and profits. Management believes it will be able to obtain seller financing for approximately 50% of the cost of each such acquisition.

    In addition to the expansion capital available from the proceeds of the Private Placement, BankOne of Dallas, Texas currently provides the Company a $2,000,000 credit facility, subject to certain restrictive covenants including financial ratio requirements which the Company must meet to maintain the credit facility. No funds have been borrowed under this credit facility. BankOne has also extended to the Company a lease line of credit in the amount of $600,000, none of which had been borrowed at December 31, 1997.

    The Company expects to be able to meet its current expansion schedule for the next 12 months without additional borrowings assuming the contemplated seller financing is available. The Company expects to fund ongoing acquisitions after 1998 with cash flow from current operations, seller financing of acquisitions and possible future equity offerings.

    Because of the Federal moratorium on home healthcare licenses from September 1997 to January 1998, management's application to provide home healthcare services from its Princeton, Texas store was withdrawn, thereby delaying the Company's plan to convert that store to a "healthcare center" similar to its Farmington, New Mexico store. Management still expects to convert two to four of its existing stores into "healthcare centers" by the end of 1999, and to incur a minimum of $20,000 to $40,000 in conversion costs per store. The costs of such conversion are expected to be funded from operations.

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

    SALES TO THIRD-PARTY PAYORS. A growing percentage of the Company's prescription drugs sales has been accounted for by sales to customers who are covered by third-party payment programs. Although contracts with third-party payors may increase the volume of prescription sales and gross profits, third-party payors typically negotiate lower prescription prices than those of non third-party payors. Accordingly, there has been downward pressure on gross profit margins on sales of prescription drugs which is expected to continue in future periods.

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

    EXPANSION. The Company's expansion will require the implementation and integration of enhanced operational and financial systems and additional management, operational and financial resources. Failure to implement and integrate these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. While the Company experienced growth in net revenues and net income in 1995 through 1997, there can be no assurance that the Company will continue to experience growth in, or maintain the present level of, net revenues or net earnings.

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

    GEOGRAPHIC CONCENTRATION. Currently, 14 of the Company's 30 retail pharmacies are located in Texas, and other retail pharmacies located in Texas may be acquired by the Company. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Texas economy and any significant healthcare legislative proposals enacted in the state of Texas.

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

    POSSIBLE NEED FOR ADDITIONAL CAPITAL. Although the Company believes that the proceeds from its current working capital and credit facility will be adequate to satisfy its capital requirements for the next 12 months, circumstances, including the acquisition of additional stores, may require the Company to obtain long or short-term financing to realize certain business opportunities. No assurance can be made that such financing will be obtained.

    RELIANCE ON SINGLE SUPPLIER. The Company currently purchases approximately 91% of its inventory from Bergen Brunswig. Bergen Brunswig also provides the Company with order entry machines, shelf labels and other supplies used in connection with the Company's purchase and sale of such inventory. The Company believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although the Company believes that it could obtain its inventory through another similar distributor at competitive prices and upon competitive payment terms in the event its relationship with Bergen Brunswig was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company's business.

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's results of operations depend significantly upon the net sales generated during the first and fourth quarters, and any decrease in net revenues for such periods could have a material adverse effect upon the Company's profitability. As a result, the Company believes that period-to-period comparisons of its results of operations are not and will not necessarily be meaningful, and should not be relied upon as an indication of future performance.

YEAR 2000

    Management believes that a significant portion of its computer systems are year 2000 compliant and is in the process of assessing the balance of its systems. The Company intends to communicate with its customers, suppliers, financial institutions and others with which it does business to ensure that any year 2000 issues will be resolved timely. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. If necessary modifications and conversions by those with which the Company does business are not completed timely or if all of the Company's systems are not year 2000 compliant, the year 2000 issue may have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 7. FINANCIAL STATEMENTS.

    The financial statements required by this Item are set forth beginning on page F-l hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On March 17, 1997, Ernst & Young LLP replaced Herold, Howard & Madsen P.C. as the Company's independent auditors. In the Company's view, this change was not the result of any disagreement relating to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. The reports issued by Herold, Howard & Madsen P.C. did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. At no time during the engagement of Herold, Howard & Madsen P.C. were there any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Herold, Howard & Madsen P.C., would have caused it to make a reference to the subject matter of the disagreement in connection with its report. Notwithstanding the engagement of Ernst & Young LLP as the Company's independent auditors, Herold, Howard & Madsen P.C. continues to perform individual audits of certain acquired stores and to perform tax and other financial planning for the Company.

                                    PART III

    In accordance with General Instruction E(3), a presentation of information required in response to Items 9, 10, 11, 12, and 13 shall appear in the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the year end covered hereby, and shall be incorporated herein by reference when filed.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) FINANCIAL STATEMENTS. A list of financial statements is contained in "Index to Financial Statements" on page F-l hereof.

    (b) REPORTS ON FORM 8-K. During the last quarter of fiscal 1997 the Company filed the following Current Reports on Form 8-K:

 REPORT     REPORT      DATE
  TYPE       DATE       FILED                                     ITEMS REPORTED
---------  ---------  ---------  ---------------------------------------------------------------------------------
  8-K/A     8/2/97    10/16/97   Item 7. Financial Statements and Exhibits.
  8-K/A     8/2/97    10/24/97   Item 7. Financial Statements and Exhibits.
   8-K     10/11/97   10/24/97   Item 2. Acquisition or Disposition of Assets; Item 7. Financial Statements and
                                 Exhibits.
   8-K     10/21/97    11/5/97   Item 2. Acquisition or Disposition of Assets; Item 7. Financial Statements and
                                 Exhibits.
   8-K      11/6/97   11/10/97   Item 5. Other Events.
  8-K/A     8/30/97   11/13/97   Item 7. Financial Statements and Exhibits.
  8-K/A     9/18/97   11/17/97   Item 5. Other Events; Item 7. Financial Statements and Exhibits.
   8-K     12/10/97   12/17/97   Item 2. Acquisition or Disposition of Assets; Item 7. Financial Statements and
                                 Exhibits.
  8-K/A    11/11/97   12/24/97   Item 7. Financial Statements and Exhibits.

    (c) EXHIBITS. The exhibits listed below are included with this report. All employment contracts and compensatory plans or arrangements are marked with an asterisk (*).

EXHIBIT NO.                                             NAME OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------
       3.1   Restated Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, as amended (File No. 333-25257), (the
               "Registration Statement")

       3.2   Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.3 to the
               Registration Statement.

       4.1   Specimen Certificate of the Company's Common Stock, incorporated herein by reference to Exhibit 4.1 to the Registration Statement.

      *4.2   HORIZON Pharmacies, Inc. 1997 Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the Registration Statement.

       4.3   Warrant Agreement dated July 11, 1997 between the Company and Capital West Securities, Inc. and
               ComVest Partners, Inc., incorporated herein by reference to Exhibit 4.3 of the Registration
               Statement.

       4.4   Warrant Agreement dated November 7, 1997 by and between the Company and ComVest Partners, Inc. (filed electronically herewith).

      10.1   Loan Agreement dated October 16, 1996, by and between the Company and Bergen Brunswig Drug Company, incorporated herein by reference to Exhibit 10.1 to the Registration Statement.

      10.2   Purchase Agreement dated March 8, 1997 by and between the Company and Mesa Drug, Inc., incorporated herein by reference to Exhibit 10.2 to the Registration Statement.

      10.3   Asset Purchase Agreement dated March 4, 1997 by and between the Company and True Quality Pharmacies,
               Inc. (d/b/a Vista Pharmacies), incorporated herein by reference to Exhibit 10.3 to the Registration
               Statement.

     *10.4   Form of Employment Agreement by and between the Company and each of Rick D. McCord, R.Ph., Sy S.
               Shahid, David W. Frauhiger, Charlie K. Herr, R.Ph., Robert D. Mueller, R.Ph., and Nancy Papaneri,
               R.Ph., incorporated herein by reference to Exhibit 10.4 to the Registration Statement.

EXHIBIT NO.                                             NAME OF EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------
      10.5   Form of Lockup Agreement incorporated herein by reference to Exhibit 10.5 to the Registration
               Statement.

      10.6   Supply Agreement dated effective January 1, 1995 by and between the Company and Bergen Brunswig,
               Inc., incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

      10.7   Purchase Agreement dated August 2, 1997 by and between the Company and Sun Country Drug, Inc., incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed electronically on August 18, 1997.

      10.8   Purchase Agreement dated August 12, 1997 by and between the Company and Revco, Inc. d/b/a Northridge
               Pharmacy, incorporated herein by reference to Exhibit 2.2 to the Company's Quarterly Report on Form
               10-QSB for the quarter ended June 30, 1997.

      10.9   Purchase Agreement dated August 16, 1997 by and between the Company and Downey Drugs, Inc., incorporated herein by reference to Exhibit 2.3 to the Company's Quarterly Report on Form 10-QSB
               for the quarter ended June 30, 1997.

     10.10   Purchase Agreement dated August 30, 1997 by and between the Company and McCosh Drug, Inc., incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed electronically September 12, 1997.

     10.11   Purchase Agreement dated October 17, 1997 by and between the Company and Kenn's Pharmacy, Inc., incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed electronically on October 24, 1997.

     10.12   Purchase Agreement dated December 1, 1997 by and between the Company and Mart Super Drugs, incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed electronically on December 17, 1997.

    *10.13   HORIZON Pharmacies, Inc. 401(k) Plan, incorporated herein by reference to Exhibit 4.2 to the
               Company's Registration Statement on Form S-8 (File No. 333-43604).

     10.14   Loan Agreement dated November 20, 1997 by and between BankOne, Texas, National Association, and the
               Company (filed electronically herewith).

      16.1   Letter of Herold, Howard & Madsen, P.C., Independent Auditors, relating to change in auditors, incorporated by referenced to Exhibit 16.1 to the Registration Statement.

      21.1   Subsidiaries of the Company (filed electronically herewith).

      23.1   Consent of Ernst & Young LLP, Independent Auditors (filed electronically herewith).

      27.1   Financial Data Schedule (filed electronically herewith).

      27.2   Restated Financial Data Schedule (December 31, 1996) (filed electronically herewith).

      27.3   Restated Financial Data Schedule (3 Quarter Periods for 1997) (filed electronically herewith).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:

                                          HORIZON PHARMACIES, INC.

Date: April 14, 1998                      By:         /s/ RICKY D. MCCORD

                                             -----------------------------------

                                               Ricky D. McCord, PRESIDENT AND
                                                   CHIEF OPERATING OFFICER

Date: April 14, 1998                      By:         /s/ JOHN N. STOGNER

                                             -----------------------------------

                                              John N. Stogner, CHIEF FINANCIAL
                                                         OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------

-----------------------------------  Chairman of the Board of
       Rick D. McCord, R.Ph.          Directors, President and   April 14, 1998
    PRINCIPAL EXECUTIVE OFFICER       Chief Operating Officer

                     *
-----------------------------------  Executive Vice President,   April 14, 1998
           Sy S. Shahid               Secretary, Director

                     *
-----------------------------------
          John N. Stogner            Chief Financial Officer,    April 14, 1998
PRINCIPAL FINANCIAL AND ACCOUNTING    Treasurer, Director
              OFFICER

                     *
-----------------------------------  Director                    April 14, 1998
      Charlie K. Herr, R.Ph.

                     *
-----------------------------------  Director                    April 14, 1998
     Robert D. Mueller, R.Ph.

                     *
-----------------------------------  Director                    April 14, 1998
        Carson A. McDonald

                     *
-----------------------------------  Director                    April 14, 1998
        Philip H. Yeilding

*By:     /s/ RICKY D. MCCORD
      -------------------------
           Ricky D. McCord
          ATTORNEY-IN-FACT

                       CONSOLIDATED FINANCIAL STATEMENTS
                            HORIZON PHARMACIES, INC.
                     YEARS ENDED DECEMBER 31, 1996 AND 1997
                      WITH REPORT OF INDEPENDENT AUDITORS

                            HORIZON PHARMACIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1997

                                    CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Auditors.............................................................................        F-2

Consolidated Financial Statements
Consolidated Balance Sheet.................................................................................        F-3
Consolidated Statements of Income..........................................................................        F-4
Consolidated Statements of Shareholders' Equity............................................................        F-5
Consolidated Statements of Cash Flows......................................................................        F-6
Notes to Consolidated Financial Statements.................................................................        F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

HORIZON Pharmacies, Inc.

    We have audited the accompanying consolidated balance sheet of HORIZON Pharmacies, Inc. as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HORIZON Pharmacies, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 16, 1998

                            HORIZON PHARMACIES, INC.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997

                                          ASSETS
Current assets:
  Cash and cash equivalents....................................................  $4,084,088
  Accounts receivable, net of allowance for uncollectible accounts of $112,000
    (NOTE 4):
    Third-party providers......................................................   2,763,481
    Others.....................................................................   1,477,953
  Inventories, at the lower of specific identification cost or market (NOTE
    4).........................................................................   7,900,994
  Prepaid expenses and deposits................................................     120,915
  Deferred income taxes........................................................      42,000
                                                                                 ----------
Total current assets...........................................................  16,389,431
Property, equipment and capital lease assets (NOTE 4):
  Property and equipment, at cost:
    Land and building..........................................................     204,389
    Equipment..................................................................   1,453,112
                                                                                 ----------
                                                                                  1,657,501
  Less accumulated depreciation................................................     200,855
                                                                                 ----------
  Property and equipment, net..................................................   1,456,646
  Equipment under capital leases...............................................     374,209
  Less accumulated amortization................................................      92,238
                                                                                 ----------
  Equipment under capital leases, net..........................................     281,971
                                                                                 ----------
Property, equipment and capital lease assets, net..............................   1,738,617
Intangibles, at cost:
  Noncompete covenants.........................................................     441,788
  Customer lists...............................................................     531,147
  Goodwill.....................................................................   1,879,782
                                                                                 ----------
                                                                                  2,852,717
  Less accumulated amortization................................................     327,058
                                                                                 ----------
Intangibles, net...............................................................   2,525,659
                                                                                 ----------
                                                                                 $20,653,707
                                                                                 ----------
                                                                                 ----------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................  $3,670,123
  Accrued liabilities..........................................................     394,526
  8% and 8.75% notes payable...................................................     161,865
  Income taxes payable.........................................................     220,000
  Current portion of long-term debt (NOTE 4)...................................     572,254
  Current obligations under capital leases (NOTE 5)............................      83,824
                                                                                 ----------
Total current liabilities......................................................   5,102,592
Long-term debt (NOTE 4)........................................................   3,332,682
Obligations under capital leases (NOTE 5)......................................     197,775
Deferred income taxes (NOTE 3).................................................     182,000
Commitments (NOTE 5)
Shareholders' equity (NOTE 6):
  Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued....
  Common stock, $.01 par value, authorized 14,000,000 shares; issued 4,436,494
    shares.....................................................................      44,365
  Additional paid-in capital...................................................  11,516,834
  Retained earnings............................................................     277,459
                                                                                 ----------
Total shareholders' equity.....................................................  11,838,658
                                                                                 ----------
                                                                                 $20,653,707
                                                                                 ----------
                                                                                 ----------

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
Net revenues:
  Prescription drugs sales.........................................................  $  10,515,353  $  21,493,314
  Other sales and services.........................................................      2,620,966      6,936,290
                                                                                     -------------  -------------
Total net revenues.................................................................     13,136,319     28,429,604

Costs and expenses:
  Cost of sales and services:
    Prescription drugs.............................................................      7,309,380     15,293,092
    Other..........................................................................      1,632,325      3,838,836
  Depreciation and amortization....................................................        171,807        329,597
  Selling, general and administrative expenses.....................................      3,471,370      7,942,800
                                                                                     -------------  -------------
Total costs and expenses...........................................................     12,584,882     27,404,325
                                                                                     -------------  -------------
Income from operations.............................................................        551,437      1,025,279

Other income (expense):
  Interest and other income........................................................          3,683         81,090
  Interest expense.................................................................       (252,767)      (299,454)
                                                                                     -------------  -------------
Total other income (expense).......................................................       (249,084)      (218,364)
                                                                                     -------------  -------------
Income before provision for income taxes...........................................        302,353        806,915
Provision for income taxes (NOTE 3)................................................        106,000        480,000
                                                                                     -------------  -------------
Net income.........................................................................  $     196,353  $     326,915
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Basic earnings per share...........................................................  $         .13  $         .12
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Diluted earnings per share.........................................................  $         .13  $         .11
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         RETAINED
                                                     COMMON STOCK        ADDITIONAL      EARNINGS        TOTAL
                                                 ---------------------     PAID-IN     (ACCUMULATED  SHAREHOLDERS'
                                                   SHARES     AMOUNT       CAPITAL       DEFICIT)       EQUITY
                                                 ----------  ---------  -------------  ------------  -------------
Balance at December 31, 1995...................     854,000  $   8,540  $   1,340,467   $  (69,907)  $   1,279,100
Exercise of common stock options...............     160,000      1,600         78,400       --              80,000
Sale of common stock...........................      64,424        644        321,476       --             322,120
Issuance of common stock to reduce long-term
  debt.........................................       4,000         40         19,960       --              20,000
Net income, exclusive of pro forma provision
  for income taxes of $106,000 (NOTE 3)........      --         --           --            302,353         302,353
Distributions to shareholders ($.19 per
  share).......................................      --         --           --           (253,500)       (253,500)
                                                 ----------  ---------  -------------  ------------  -------------
Balance at December 31, 1996...................   1,082,424     10,824      1,760,303      (21,054)      1,750,073
Sales of common stock (net of offering costs):
  Initial public offering......................   1,380,000     13,800      5,521,601       --           5,535,401
  Private placement............................     465,000      4,650      4,200,357       --           4,205,007
Issuance of common stock in acquisitions.......      27,913        279        320,983       --             321,262
Issuance of common stock to reduce long-term
  debt.........................................       2,331         23         29,977       --              30,000
Net income, exclusive of pro forma provision
  for income taxes of $120,000 (NOTE 3)........      --         --           --            446,915         446,915
Distributions to shareholders ($.17 per
  share).......................................      --         --           --           (450,000)       (450,000)
Reclassification of accumulated deficit as a
  result of termination of S corporation
  status.......................................      --         --           (301,598)     301,598        --
Three-for-two stock split effected in the form
  of a dividend................................   1,478,826     14,789        (14,789)      --            --
                                                 ----------  ---------  -------------  ------------  -------------
Balance at December 31, 1997...................   4,436,494  $  44,365  $  11,516,834   $  277,459   $  11,838,658
                                                 ----------  ---------  -------------  ------------  -------------
                                                 ----------  ---------  -------------  ------------  -------------

                            SEE ACCOMPANYING NOTES.

                            HORIZON PHARMACIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER
                                                                                                     31,
                                                                                            ---------------------
                                                                                              1996        1997
                                                                                            ---------  ----------
OPERATING ACTIVITIES
Net income................................................................................  $ 196,353  $  326,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization of property, equipment and capital lease assets...........     64,058     191,956
  Amortization of intangibles.............................................................    107,749     137,641
  Provision for uncollectible accounts receivable.........................................     21,241     103,341
  Provision for deferred income taxes.....................................................     --         140,000
  Pro forma provision for income taxes....................................................    106,000     120,000
  Changes in operating assets and liabilities, net of acquisitions of businesses:
    Accounts receivable...................................................................   (847,494) (2,425,255)
    Inventories...........................................................................   (716,553) (1,014,335)
    Prepaid expenses and deposits.........................................................      4,302     (89,844)
    Bank overdraft........................................................................    116,929    (247,759)
    Accounts payable......................................................................    888,348   2,178,334
    Accrued liabilities...................................................................    108,523     233,161
    Income taxes payable..................................................................         --     220,000
                                                                                            ---------  ----------
Total adjustments.........................................................................   (146,897)   (452,760)
                                                                                            ---------  ----------
Net cash provided by (used in) operating activities.......................................     49,456    (125,845)

INVESTING ACTIVITIES
Purchases of property and equipment.......................................................   (156,625)   (656,658)
Assets acquired for cash in acquisitions of businesses....................................     --      (1,696,031)
                                                                                            ---------  ----------
Net cash used in investing activities.....................................................   (156,625) (2,352,689)

FINANCING ACTIVITIES
Borrowings on notes payable...............................................................    210,535      --
Principal payments on notes payable.......................................................    (35,000) (2,227,748)
Principal payments on long-term debt......................................................   (180,643)   (588,858)
Principal payments on obligations under capital leases....................................    (18,716)    (64,440)
Proceeds from sales of stock, net of offering costs paid in 1997 of $699,498..............    402,120   9,740,408
Distributions to shareholders.............................................................   (253,500)   (450,000)
                                                                                            ---------  ----------
Net cash provided by financing activities.................................................    124,796   6,409,362
                                                                                            ---------  ----------
Net increase in cash and cash equivalents.................................................     17,627   3,930,828
Cash and cash equivalents at beginning of year............................................    135,633     153,260
                                                                                            ---------  ----------
Cash and cash equivalents at end of year..................................................  $ 153,260  $4,084,088
                                                                                            ---------  ----------
                                                                                            ---------  ----------

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID..................................................  $ 240,767  $  309,454

NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to property and equipment financed by long-term debt............................  $ 150,000  $   14,561
Equipment leased under capital leases.....................................................     88,208     215,870
Issuance of common stock to reduce long-term debt.........................................     20,000      30,000

Acquisitions of businesses financed by debt and common stock:
  Accounts receivable and other...........................................................  $  (1,793) $  459,463
  Inventories.............................................................................  1,014,247   3,595,942
  Property and equipment..................................................................     85,000     372,900
  Intangibles.............................................................................    165,000   1,680,217
                                                                                            ---------  ----------
                                                                                            1,262,454   6,108,522
  Less cash paid..........................................................................     --       1,696,031
                                                                                            ---------  ----------
Assets acquired...........................................................................  $1,262,454 $4,412,491
                                                                                            ---------  ----------
                                                                                            ---------  ----------
Financed by:
  Notes payable...........................................................................  $ 639,465  $1,074,613
  Advance by shareholder..................................................................     --         100,000
  Long-term debt..........................................................................    622,989   2,916,616
  Common stock............................................................................     --         321,262
                                                                                            ---------  ----------
                                                                                            $1,262,454 $4,412,491
                                                                                            ---------  ----------
                                                                                            ---------  ----------

                            SEE ACCOMPANYING NOTES.

                            HORIZON PHARMACIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

    HORIZON Pharmacies, Inc., a Texas corporation (the "Company"), was organized on August 31, 1992. At December 31, 1997, the Company owns and operates 24 retail pharmacies located in five states (NOTE 2), including 12 pharmacies located in Texas. Purchases from the Company's largest supplier amounted to $8,077,406 in 1996 and $18,343,872 in 1997. Accounts payable to this supplier totaled $2,823,157 at December 31, 1997.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and consist principally of receivables from third-party providers (insurance companies and government agencies) under third-party payment plans. Certain of these receivables are recorded net of any allowances provided under the respective plans. Since payments due from certain third-party payers are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

CASH EQUIVALENTS

    Cash equivalents include money-market investments with maturities of three months or less when purchased.

ADVERTISING

    Advertising costs are charged to expense as incurred and amounted to $84,057 in 1996 and $173,693 in 1997.

DEPRECIATION AND AMORTIZATION

    Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of 30 years for building and 3 to 15 years for equipment. Amortization of equipment under capital leases is provided on a straight-line basis over the estimated useful lives of the equipment or over the terms of the leases, whichever is shorter. Intangibles, including noncompete covenants, customer lists and

                            HORIZON PHARMACIES, INC.

                           DECEMBER 31, 1996 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) goodwill are being amortized using the straight-line method over 2 to 7 years, 5 years and 20 to 40 years, respectively.

    The Company reviews each store for impairment of intangibles annually, based upon expectations of undiscounted future cash flows.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    The carrying amount reported in the consolidated balance sheet for variable-rate long-term debt approximates its fair value. The fair values of the Company's fixed-rate notes payable and long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1997, the fair value of the Company's notes payable and long-term debt was approximately $4,145,000.

INCOME TAXES

    Prior to completion of the Company's initial public offering (the "Offering") in July 1997, no historical provisions for income taxes were included in the Company's financial statements as income taxes, if any, were payable by the shareholders under provisions of subchapter S of the Internal Revenue Code. Upon completion of the Offering, the S status of the Company was automatically terminated and the Company became subject to income taxes.

    The pro forma provisions for income taxes included in the accompanying consolidated statements of income for periods prior to July 1997 are based on an estimated effective tax rate of 35% and are presented as though the Company was required to pay income taxes in the periods presented (NOTE 3).

    The financial statements for the year ended December 31, 1997 include a provision (non-recurring) for deferred income taxes, resulting from a change in S corporation status related to the tax effect of cumulative temporary differences in financial and tax bases of net assets of $170,000 as of the date of completion of the Offering (NOTE 3).

STOCK OPTIONS

    The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation expense is recorded with respect to stock options granted at prices equal to the market value of the Company's common stock at the date of grant.

EARNINGS PER SHARE

    The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which defines the method used to compute earnings per share. Weighted average common shares outstanding used in the calculation of basic earnings per share for the years ended December 31, 1996 and 1997 totaled 1,521,301 and 2,769,236, respectively. Common shares used in the calculation of diluted earnings per share for the years ended December 31,

                            HORIZON PHARMACIES, INC.

                           DECEMBER 31, 1996 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1996 and 1997 were 1,521,301 and 2,864,804, respectively. The difference in the number of shares for 1997 is attributable to dilutive stock options and warrants of 56,844 and 38,724, respectively. See Note 6 for a description of potentially dilutive securities of the Company.

2. ACQUISITIONS

    At December 31, 1997, the Company operates 24 freestanding retail pharmacies, all of which were acquired from third parties in purchase transactions beginning in 1994. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements (NOTE 5). The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier during 1995 and 1996 (NOTE 4). A summary of acquisitions follows:

                                                                 ASSETS ACQUIRED
                                                     ---------------------------------------
                                                                                  ACCOUNTS
                                                                                 RECEIVABLE                   COMMON
                           STORE         PURCHASE                                    AND          DEBT        STOCK
YEAR                    OPERATIONS        PRICE      INVENTORIES   INTANGIBLES    EQUIPMENT     INCURRED      ISSUED
--------------------  ---------------  ------------  ------------  ------------  -----------  ------------  ----------
1994................             3     $    944,201  $    506,680  $    369,500   $  68,021   $    368,080  $   --
1995................             4        1,603,967       801,000       638,000     164,967      1,058,967      --
1996................             4        1,262,454     1,014,247       165,000      83,207      1,262,454      --
1997................            13        6,108,522     3,595,942     1,680,217     832,363      4,091,229     321,262

    The following unaudited pro forma results of operations data gives effect to the acquisitions completed in 1996 and 1997 as if the acquisitions had been consummated as of January 1, 1996. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1996 or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions, adjustments to employee benefits and rent expense and income taxes.

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1997
                                                                 -------------  -------------
Unaudited pro forma information:
  Net revenues.................................................  $  41,757,620  $  44,455,152
                                                                 -------------  -------------
                                                                 -------------  -------------
  Net income...................................................  $     885,599  $     965,412
                                                                 -------------  -------------
                                                                 -------------  -------------
  Basic and diluted earnings per share.........................  $         .40  $         .30
                                                                 -------------  -------------
                                                                 -------------  -------------

    During the period from January 1, 1998 to March 16, 1998, the Company acquired from third parties four retail pharmacies in purchase transactions. The total of the purchase prices of $2,094,213 has been preliminarily allocated to inventories ($1,013,718), property and equipment ($108,000), intangibles ($957,000) and accounts receivable ($15,495). The purchases were financed by the issuance of 7.7% to 8.5% notes payable to the sellers for $1,107,213, an aggregate 22,557 shares of common stock (valued at

                            HORIZON PHARMACIES, INC.

                           DECEMBER 31, 1996 AND 1997

2. ACQUISITIONS (CONTINUED)
$205,000) and cash of $782,000. The notes to the sellers are secured by the assets acquired and are due in monthly installments from 8 to 84 months.

3. INCOME TAXES

    The provision for income taxes consists of the following:

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Current:
  Federal.............................................................  $   --      $  185,000
  State...............................................................      --          35,000
                                                                        ----------  ----------
                                                                            --         220,000
Deferred:
  Federal.............................................................      --         (25,000)
  State...............................................................      --          (5,000)
                                                                        ----------  ----------
                                                                            --         (30,000)
Deferred resulting from change in tax status..........................      --         170,000
Pro forma.............................................................     106,000     120,000
                                                                        ----------  ----------
Provision for income taxes............................................  $  106,000  $  480,000
                                                                        ----------  ----------
                                                                        ----------  ----------

    The provision for income taxes differs from the computed "expected" income tax provision using federal statutory rates on income before provision for income taxes for the following reasons:

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Computed "expected" income tax at 35%.................................  $  105,824  $  282,420
Increases in taxes resulting from:
  Nonrecurring deferred tax charge due to termination of S corporation
    status............................................................          --     170,000
  State income taxes, net of federal benefit..........................       5,896      31,470
  Other...............................................................      (5,720)     (3,890)
                                                                        ----------  ----------
                                                                        $  106,000  $  480,000
                                                                        ----------  ----------
                                                                        ----------  ----------

                            HORIZON PHARMACIES, INC.

                           DECEMBER 31, 1996 AND 1997

3. INCOME TAXES (CONTINUED)
    Deferred tax assets and liabilities consist of the following at December 31, 1997:

Deferred tax liabilities:
  Property, equipment and capital leases..........................  $  50,000
  Intangibles.....................................................    132,000
                                                                    ---------
Deferred tax liabilities..........................................    182,000
Less deferred tax assets--
  Allowance for doubtful accounts receivable......................     42,000
                                                                    ---------
Net deferred tax liabilities......................................  $ 140,000
                                                                    ---------
                                                                    ---------

4. LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1997:

Installment notes due in varying installments (totaling $74,129 per month, as of December 31, 1997) including interest at
  rates ranging from 8% to 10.5% and maturing on various dates from November 1999 to June 2011...............................  $3,904,936
Less current portion of long-term debt..........................    572,254
                                                                  ---------
Long-term debt..................................................  $3,332,682
                                                                  ---------
                                                                  ---------

    Long-term debt is secured by certain accounts receivable, inventories and property and equipment. Certain long-term debt is secured by guarantees of certain shareholders.

    Long-term debt maturing during the five years subsequent to 1997 is as follows: 1998--$572,254; 1999--$618,905; 2000--$615,487; 2001--$665,711 and
2002--$610,948.

    In November 1997, the Company entered into a loan agreement with a bank which provides for revolving borrowings and letters of credit up to an aggregate of $2 million to be used for working capital purposes. Borrowings under the line (none at December 31, 1997) are secured principally by accounts receivable and inventories, bear interest at the bank's prime rate and are due on May 20, 1999. The agreement contains provisions which, among other things, limit the Company's ability to sell assets, incur additional debt and enter into transactions with related parties. The agreement also requires the Company to maintain at least a specified amount of tangible net worth and satisfy certain financial ratios.

5. LEASES

    The Company leases all of its retail store facilities under noncancelable operating leases, many of which expire within eight years. These leases require the Company to pay for taxes, maintenance and insurance and contain renewal options, certain of which involve rent increases. Rent expense was $195,609 in 1996 and $417,626 in 1997.

    The Company leases most of its retail store pharmacy computer equipment under capital lease agreements which expire from 1999 to 2001.

                            HORIZON PHARMACIES, INC.

                           DECEMBER 31, 1996 AND 1997

5. LEASES (CONTINUED)

    At December 31, 1997, the future minimum lease payments under operating and capital leases are as follows:

                                                                       OPERATING     CAPITAL
YEAR                                                                     LEASES       LEASES
--------------------------------------------------------------------  ------------  ----------
1998................................................................  $    760,000  $  116,414
1999................................................................       700,000     107,654
2000................................................................       630,000      66,251
2001................................................................       520,000      43,136
2002................................................................       370,000      18,161
                                                                      ------------  ----------
Total...............................................................  $  2,980,000     351,616
                                                                      ------------
                                                                      ------------
Less amount representing interest...................................                    70,017
                                                                                    ----------
Net present values..................................................                   281,599
Current obligations under capital leases............................                    83,824
                                                                                    ----------
Obligations under capital leases....................................                $  197,775
                                                                                    ----------
                                                                                    ----------

6. SHAREHOLDERS' EQUITY

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

    In July 1997, the Company completed the Offering pursuant to which 1,380,000 shares of common stock were sold. The proceeds of the Offering, after deducting the underwriting discount and offering expenses, were $5,535,401. The proceeds were used to repay certain notes payable and long-term debt, to acquire pharmacies (NOTE 2), to purchase property and equipment, and to pay distributions to shareholders.

    In October 1997, the Company completed a private placement of 465,000 shares of common stock. The proceeds of the private placement, after deducting brokers' fees, were $4,205,007. The proceeds are expected to be used in connection with the acquisition of additional pharmacies.

    In connection with the Offering and private placement, the Company sold warrants to purchase an aggregate 210,000 shares of common stock (180,000 shares exercisable from July 1998 to July 2002 at $4 per share and 30,000 shares exercisable from November 1998 to November 2002 at $6.72 per share). At December 31, 1997, 210,000 shares of common stock have been reserved for issuance upon exercise of these warrants.

                            HORIZON PHARMACIES, INC.

                           DECEMBER 31, 1996 AND 1997

6. SHAREHOLDERS' EQUITY (CONTINUED)
    In November 1997, the Board of Directors of the Company approved a three-for-two split of the Company's common stock in the form of a stock dividend. Shareholders received one additional share of common stock for each two shares held. In connection therewith, 1,478,834 shares of stock were issued and $14,789 was transferred from additional paid-in capital to common stock. The effects of the split have been reflected retroactively in the accompanying financial statements.

    In March 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan was amended by the Board of Directors and was approved by the shareholders on May 31, 1997. Under the 1997 Plan, options for up to 369,366 shares of common stock may be granted until March 2007 to key employees and directors at prices as specified in the 1997 Plan on the dates the options are granted. Except as provided in the option agreements, options are exercisable at any time during a ten-year term. Options for 369,366 shares were granted by the Company in July 1997 at an option price equal to the market value of the Company's common stock at the date of grant ($4 per share). These options became exercisable in October 1997. None of these options have been exercised as of December 31, 1997.

    Outstanding options to acquire 369,366 shares of stock at December 31, 1997 had exercise prices of $4 per share and had remaining contractual lives of nine and one-half years.

    The following pro forma information, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), presents net loss and loss per share information as if the Company had accounted for stock options issued in 1997 using the fair value method prescribed by the Statement. The fair value of issued stock options ($6.11 per share) was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997: weighted average risk-free interest rate of 6%; no dividends over the option term; stock price volatility factor of 83.2, and a weighted average expected option life of two and one-half years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The SFAS 123 pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

    The SFAS 123 pro forma information is as follows for the year ended December 31, 1997:

Net loss.........................................................  $(262,792)
Basic and diluted loss per share.................................  $    (.09)

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its stock options.

    In February 1998, the Board of Directors approved the 1998 Stock Option Plan (the "1998 Plan") subject to approval by the shareholders. Options for up to 450,000 shares of common stock may be granted until February 2008 to key employees and directors at prices as specified in the 1998 Plan on the dates the

                            HORIZON PHARMACIES, INC.

                           DECEMBER 31, 1996 AND 1997

6. SHAREHOLDERS' EQUITY (CONTINUED)
options are granted. Except as provided in the option agreements, options are exercisable at any time during a ten-year term. No options have been granted to date.

7. EMPLOYEE BENEFIT PLAN

    Effective January 1, 1996, the Company adopted a profit sharing plan for certain full-time employees. Each participant in the plan may contribute by payroll deduction up to 15% of their earnings. The Company may make matching contributions of a portion of each participant's contribution up to 6% of their earnings. The Company may also make a profit sharing contribution. No matching or profit sharing contributions were made in 1996 or 1997.