Form 10QSB
period 1998-03-31
HORIZON PHARMACIES INC
filed 1998-05-15
CIK 1036260

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:    March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Title of Each Class                         Outstanding at May 7, 1998
  Common stock, par value $.01 per share                      4,526,099

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                 FORM 10-QSB
                              TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . .     3

          Consolidated Balance Sheets - December 31, 1997
               and March 31, 1998 (unaudited) . . . . . . . . . . . .      3

          Consolidated Statements of Income - Three months
               ended March 31, 1997 and 1998 (unaudited). . . . . . .      4

          Statement of Shareholders' Equity - Three months ended
               March 31, 1998 (unaudited) . . . . . . . . . . . . . .      5

          Consolidated Statements of Cash Flows - Three months
               ended March 31, 1997 and 1998 (unaudited). . . . . . .      6

          Notes to Financial Statements (unaudited) . . . . . . . . .      8

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . .     10

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .     16

          Changes in Securities and Use of Proceeds . . . . . . . . .     16

          Other Information . . . . . . . . . . . . . . . . . . . . .     16

          Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .     17

SIGNATURES      . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            HORIZON PHARMACIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                       ASSETS                        December  31,        March 31,
                                                         1997               1998
                                                      -----------        -----------
                                                       (audited)         (unaudited)
Current assets:
   Cash and cash equivalents . . . . . . . . . . .     $4,084,088        $ 2,388,288
   Accounts receivable, net:
      Third-party providers. . . . . . . . . . . .      2,763,481          3,622,865
      Others . . . . . . . . . . . . . . . . . . .      1,477,953          1,406,161
   Inventories . . . . . . . . . . . . . . . . . .      7,900,994          9,827,570
   Prepaid expenses and deposits . . . . . . . . .        120,915            144,994
   Deferred income taxes . . . . . . . . . . . . .         42,000             42,000
                                                      -----------        -----------
Total current assets . . . . . . . . . . . . . . .     16,389,431         17,431,878
Property, equipment and capital lease assets:
   Property and equipment:
      Land and building. . . . . . . . . . . . . .        204,389            204,389
      Equipment. . . . . . . . . . . . . . . . . .      1,453,112          1,910,014
                                                      -----------        -----------
                                                        1,657,501          2,114,403
   Less accumulated depreciation . . . . . . . . .        200,855            262,725
                                                      -----------        -----------
   Property and equipment, net . . . . . . . . . .      1,456,646          1,851,678
   Equipment under capital leases. . . . . . . . .        374,209            373,509
   Less accumulated amortization . . . . . . . . .         92,238            112,568
                                                      -----------        -----------
   Equipment under capital leases, net . . . . . .        281,971            260,941
                                                      -----------        -----------
Property, equipment and capital lease assets, net.      1,738,617          2,112,619
Intangibles, at cost:
   Noncompete covenants. . . . . . . . . . . . . .        441,788            561,788
   Customer lists. . . . . . . . . . . . . . . . .        531,147            688,747
   Goodwill. . . . . . . . . . . . . . . . . . . .      1,879,782          3,015,818
                                                      -----------        -----------
                                                        2,852,717          4,266,353
   Less accumulated amortization . . . . . . . . .        327,058            395,369
                                                      -----------        -----------
Intangibles, net . . . . . . . . . . . . . . . . .      2,525,659          3,870,984
                                                      -----------        -----------
                                                      $20,653,707        $23,415,481
                                                      -----------        -----------
                                                      -----------        -----------

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . .    $ 3,670,123        $ 3,999,972
   Accrued liabilities . . . . . . . . . . . . . .        394,526            497,486
   Notes payable . . . . . . . . . . . . . . . . .        161,865            319,958
   Income taxes payable. . . . . . . . . . . . . .        220,000            177,771
   Current portion of long-term debt . . . . . . .        572,254            802,215
   Current obligations under capital leases. . . .         83,824             76,801
                                                      -----------        -----------
Total current liabilities. . . . . . . . . . . . .      5,102,592          5,874,203
Long-term debt . . . . . . . . . . . . . . . . . .      3,332,682          4,507,285
Obligations under capital leases . . . . . . . . .        197,775            178,572
Deferred income taxes. . . . . . . . . . . . . . .        182,000            157,000
Shareholders' equity
   Preferred stock . . . . . . . . . . . . . . . .           --                 --
   Common stock. . . . . . . . . . . . . . . . . .         44,365             45,261
   Additional paid-in capital. . . . . . . . . . .     11,516,834         12,100,570
   Retained earnings . . . . . . . . . . . . . . .        277,459            552,590
                                                      -----------        -----------
Total shareholders' equity . . . . . . . . . . . .     11,838,658         12,698,421
                                                      -----------        -----------
                                                      $20,653,707        $23,415,481
                                                      -----------        -----------
                                                      -----------        -----------

                             SEE ACCOMPANYING NOTES.

                             HORIZON PHARMACIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                     Three Months ended March 31,
                                                     ----------------------------
                                                          1997           1998
                                                     ------------    ------------
Net revenues:
   Prescription drugs sales. . . . . . . . . . . .    $ 4,060,266    $ 9,799,681
   Other sales and services. . . . . . . . . . . .      1,052,981      3,022,568
                                                      -----------    -----------
Total net revenues . . . . . . . . . . . . . . . .      5,113,247     12,822,249
Costs and expenses:
   Cost of sales and services:
      Prescription drugs . . . . . . . . . . . . .      2,809,258      7,181,401
      Other. . . . . . . . . . . . . . . . . . . .        649,246      1,668,992
   Depreciation and amortization . . . . . . . . .         58,696        150,511
   Selling, general and administrative expenses. .      1,322,381      3,310,284
                                                      -----------    -----------
Total costs and expenses . . . . . . . . . . . . .      4,839,581     12,311,188
                                                      -----------    -----------
Income from operations . . . . . . . . . . . . . .        273,666        511,061
Other income (expense):
   Interest and other income . . . . . . . . . . .            393         50,832
   Interest expense. . . . . . . . . . . . . . . .        (53,531)      (103,762)
                                                      -----------    -----------
Total other income (expense) . . . . . . . . . . .        (53,138)       (52,930)
                                                      -----------    -----------
Income before provision for income taxes . . . . .        220,528        458,131
Provision for income taxes (Note 3). . . . . . . .         77,000        183,000
                                                      -----------    -----------
Net income . . . . . . . . . . . . . . . . . . . .    $   143,528    $   275,131
                                                      -----------    -----------
                                                      -----------    -----------
Basic earnings per share (Note 2). . . . . . . . .    $      0.08    $      0.06
                                                      -----------    -----------
                                                      -----------    -----------
Diluted earnings per share (Note 2). . . . . . . .    $      0.08    $      0.06
                                                      -----------    -----------
                                                      -----------    -----------

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                  COMMON STOCK
                                              ---------------------      ADDITIONAL                                 TOTAL
                                               SHARES       AMOUNT     PAID-IN CAPITAL   RETAINED EARNINGS    SHAREHOLDERS' EQUITY
                                              ---------    --------    ---------------   -----------------    --------------------
Balance at December 31, 1997                  4,436,494     $44,365      $11,516,834         $277,459            $11,838,658
Exercise of stock options                        56,101         561          223,843             --                  224,404
Tax benefit from exercise of stock options         --          --             50,228             --                   50,228
Issuance of stock to acquire stores              31,282         313          289,687             --                  290,000
Issuance of stock to reduce debt                  2,222          22           19,978             --                   20,000
Net income                                         --          --               --            275,131                275,131
                                              ---------     -------      -----------         --------            -----------
Balance at March 31, 1998                     4,526,099     $45,261      $12,100,570         $552,590            $12,698,421
                                              ---------     -------      -----------         --------            -----------
                                              ---------     -------      -----------         --------            -----------

                            See accompanying notes.

                           HORIZON PHARMACIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                           1997          1998
                                                        ---------    -----------
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . .      $ 143,528    $   275,131
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization of property,
     equipment and capital lease assets . . . . .          28,244         82,200
   Amortization of intangibles . . . . . . . . . .         30,452         68,311
   Provision for uncollectible accounts receivable          5,598          1,742
   Pro forma provision for income taxes. . . . . .         77,000           --
   Credit for deferred income taxes. . . . . . . .           --          (25,000)
   Changes in operating assets and liabilities,
     net of acquisitions of businesses:
      Accounts receivable. . . . . . . . . . . . .       (529,881)      (775,930)
      Inventories. . . . . . . . . . . . . . . . .       (212,899)      (647,023)
      Prepaid expenses and deposits. . . . . . . .          3,989        (24,080)
      Bank overdraft . . . . . . . . . . . . . . .        482,480           --
      Accounts payable . . . . . . . . . . . . . .        172,397        329,849
      Accrued liabilities. . . . . . . . . . . . .         53,031        102,960
      Income taxes payable . . . . . . . . . . . .           --            7,999
                                                        ------------------------
Total adjustments. . . . . . . . . . . . . . . . .        110,411       (878,972)
                                                        ------------------------
Net cash used provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . . .        253,939       (603,841)

INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . .         (7,819)      (135,482)
Assets acquired for cash in acquisitions of
  businesses . . . . . . . . . . . . . . . . . . .           --         (951,023)
                                                        ------------------------
Net cash used in investing activities. . . . . . .         (7,819)    (1,086,505)

FINANCING ACTIVITIES
Principal payments on notes payable. . . . . . . .        (85,000)       (56,984)
Principal payments on long-term debt . . . . . . .        (55,248)      (146,648)
Principal payments on obligations under
  capital leases . . . . . . . . . . . . . . . . .        (10,583)       (26,226)
Proceeds from sales of stock . . . . . . . . . . .        (63,850)       224,404
Distributions to shareholders. . . . . . . . . . .        (75,000)          --
                                                        ------------------------
Net cash used in financing activities. . . . . . .       (289,681)        (5,454)
                                                        ------------------------
Net decrease in cash and cash equivalents. . . . .        (43,561)    (1,695,800)
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . . . .        153,260      4,084,088
                                                        ------------------------
Cash and cash equivalents at end of period . . . .      $ 109,699    $ 2,388,288
                                                        ------------------------
                                                        ------------------------
Supplemental disclosure of interest paid . . . . .      $  53,531    $   103,762

NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases. . . . . . .      $  59,694    $      --
Issuance of common stock to reduce long-term debt.           --           20,000
Acquisitions of businesses financed by debt and
   common stock:
     Accounts receivable and other . . . . . . . .      $  66,382    $    12,703
     Inventories . . . . . . . . . . . . . . . . .        482,260      1,279,553
     Property and equipment. . . . . . . . . . . .         60,000        321,420
     Intangibles . . . . . . . . . . . . . . . . .        390,000      1,413,635
                                                        ------------------------
                                                          998,642      3,027,311
     Less cash paid. . . . . . . . . . . . . . . .           --          951,023
                                                        ------------------------
     Assets acquired . . . . . . . . . . . . . . .      $ 998,642    $ 2,076,288
                                                        ------------------------
                                                        ------------------------

                           HORIZON PHARMACIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED) CONTINUED...

Financed by:
     Notes payable . . . . . . . . . . . . . . . .       $898,642     $215,077
     Long-term debt. . . . . . . . . . . . . . . .           --      1,571,211
     Advance by shareholder. . . . . . . . . . . .        100,000         --
     Common stock. . . . . . . . . . . . . . . . .           --        290,000
                                                         ---------------------
                                                         $998,642   $2,076,288
                                                         ---------------------
                                                         ---------------------


                           See accompanying notes.

                               HORIZON PHARMACIES, INC.

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

        The unaudited financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB, for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The Company's sales and earnings are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months ended March 31, 1997 and 1998.

NOTE 2

        Weighted average common shares outstanding used in the calculation of basic earnings per share of the three months ended March 31, 1997 and 1998 totaled 1,713,636 and 4,492,576, respectively. Common shares used in the calculation of diluted earnings per share for the three months ended March 31, 1997 and 1998 were 1,713,636 and 4,751,797, respectively. The difference in the number of shares for 1998 is attributable to dilutive stock options and warrants of 259,221.

NOTE 3

         Prior to completion of the Company's initial public offering (the "Offering") on July 11, 1997, no historical provisions for income taxes were included in the Company's financial statements as income taxes, if any, were payable by the shareholders under provisions of subchapter S of the Internal Revenue Code. Upon completion of the Offering, the S status of the Company was automatically terminated and the Company became subject to income taxes.

        The provision for income taxes included in the accompanying financial statements of income for the three months ended March 31, 1997 is a pro forma provision based on an estimated effective tax rate of 35% presented as if the Company was required to pay income taxes for the period. The income tax provision for the three months ended March 31, 1998 is based on an estimated actual tax rate of 40%.

NOTE 4

        At March 31, 1998, the Company operated 30 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. A summary of acquisitions for the three months ended March 31, 1997 and 1998 follows:

                                                    ASSETS ACQUIRED
                                        --------------------------------------
                                                                    ACCOUNTS
THREE MONTHS                                                       RECEIVABLE
    ENDED        STORES     PURCHASE                                   AND        DEBT        COMMON
  MARCH 31      ACQUIRED     PRICE      INVENTORIES   INTANGIBLES   EQUIPMENT    INCURRED   STOCK ISSUED
  --------      --------     -----      -----------   -----------   ---------    --------   ------------
    1997           3       $  998,642   $  482,260    $  390,000    $126,382    $  998,642          --
    1998           6        3,027,311    1,279,553     1,413,635     334,123     1,786,288    $290,000

        The following unaudited pro forma results of operations data gives effect to the acquisitions completed during the three months ended March 31, 1997 and 1998 as if the transactions had been consummated as of January 1, 1997. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1997, or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions, reductions in employee benefits and rent expense and income taxes.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                     1997           1998
                                                     ----           ----
Unaudited pro forma information:
         Net revenues                            $11,034,837     $11,802,915
         Net income                              $   269,606     $   346,047
         Basic earnings per share                $       .10     $       .08
         Diluted earnings per share              $       .10     $       .07

        In April and May 1998, the Company acquired from third parties in purchase transactions one home healthcare agency, and one intravenous operation and closed door institutional pharmacy. The total purchase price of $360,000 has been preliminarily allocated to inventories ($20,000), property and equipment ($235,000), intangibles ($60,000) and accounts receivable ($45,000). The purchases were financed by the issuance of shares of common stock (valued at $192,500) and cash of $167,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The following discussion and analysis reviews the operating results of the Company for the three months ended March 31, 1998 and compares those results to the comparable period of 1997. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements.
As a result, the reader is cautioned not to place reliance on these forward-looking statements.

        The Company's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing full-line retail pharmacies and related businesses. In evaluating a retail pharmacy for potential acquisition, the Company (i) evaluates the target store's profits and losses for preceding years; (ii) reviews the store's income tax returns for preceding years; (iii) reviews computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyzes the store's location and competition in the immediate area; (v) reviews the store's lease agreement, if any; and (vi) assesses targeted areas for growth patterns and trends. Based on the Company's analysis of the foregoing items, the Company prepares an offer to purchase the particular store. To assess the reasonableness of the seller's purchase price, the Company considers the anticipated rate of return, payback period and the availability and terms of seller financing, it being generally desired that 50% of the purchase price be seller-financed with the balance split between cash and other consideration such as Company stock.

        During the three months ended March 31, 1997 and 1998, the Company acquired three and six retail pharmacies, respectively. The primary measurement of the effect of acquisitions on the Company's operating performance is the number of store operating months, which is the number of months all stores were owned by the Company during the relevant measuring period. Acquisitions are expected to continue as the most significant factor in the Company's growth strategy. Since March 31, 1998, the Company has acquired a home healthcare agency in McKinney, Texas and an intravenous operation and closed door institutional pharmacy in Brookfield, Missouri. The financial information for these two operations is not included in the financial statements presented in this Quarterly Report on Form 10-QSB.

        Currently, the Company's primary source of revenue is the sale of prescription drugs. During the three months ended March 31, 1997, sales of prescription drugs generated 79.4% of the Company's net sales; during the three months ended March 31, 1998, prescription drugs generated 76.4% of net sales. Management expects the Company's prescription drug business to increase on an annual basis as a result of the demographic trends towards an aging population and the continued development of new pharmaceutical products. However, the Company anticipates that such sales will decrease as a percentage of the Company's overall sales and gross margins as the Company expands its home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                                     THREE  MONTHS ENDED
                                                           MARCH 31,
                                                           ---------
                                                      1997          1998
                                                      ----          ----
INCOME STATEMENT DATA

NET REVENUES:
  Prescription drugs sales                           79.4%         76.4%
  Other sales and services                           20.6%         23.6%
                                                    -----         -----
      Total net revenues                            100.0%        100.0%
                                                    -----         -----
                                                    -----         -----
COSTS AND EXPENSES:
  Cost of sales -- prescription drugs(1)             69.2%         73.3%
  Cost of sales -- other(2)                          61.7%         55.2%
  Selling, general and administrative expenses(3)    25.9%         25.8%
  Depreciation and amortization(3)                    1.1%          1.2%
  Interest expense net(3)                             1.0%           .4%
  Income before provision for income taxes(3)         4.3%          3.6%
  Net Income (3)                                      2.8%          2.1%

--------------------
  (1)  As a percentage of prescription drugs sales.
  (2)  As a percentage of other sales and services.
  (3)  As a percentage of total net revenues.

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

NET SALES

        The Company's total net revenues increased $7,709,002 or 151%, to $12,822,249 for the three months ended March 31, 1998 compared to $5,113,247 for the three months ended March 31, 1997. The increase was attributable primarily to the increase in store operating months from 36 in the first three months of 1997 to 81 in the first three months of 1998.

        The following tables show the Company's prescription drug gross margins and total sales margins for the three months ended March 31, 1997 and 1998:

                                    GROSS MARGINS ON        GROSS MARGINS ON
                                PRESCRIPTION DRUG SALES        TOTAL SALES
                                -----------------------   ----------------------
THREE MONTHS ENDED MARCH 31,      AMOUNT     PERCENTAGE     AMOUNT    PERCENTAGE
----------------------------      ------     ----------     ------    ----------
           1998                 $2,681,280      26.7%     $3,971,856     31.0%
           1997                 $1,251,058      30.8%     $1,654,743     32.4%

        The decrease in the gross margin on prescription drug sales from 1997 to 1998 was primarily the result of an increase in third-party sales, which have lower margins and the acquisition of new stores which historically have had lower margins than those of the Company.

        Sales of prescription drugs decreased from 79.4% of total revenues for the three months ended March 31, 1997 to 76.4% of total revenues for three months ended March 31, 1998. The Company expects that prescription drug revenues will continue to decrease as a percentage of total revenues as the Company expands its home healthcare and other non-pharmaceutical sales and services, whose gross margins exceed those of pharmaceutical sales.

        Same store sales for the Company's first 11 stores increased from $4,799,200 in the first three months of 1997 to $5,447,200 in the first three months of 1998. Management believes that the increase of 13.5% is primarily the result of increased advertising and promotions as well as an enhanced product mix.

COSTS AND EXPENSES

        Cost of sales increased $5,391,889 or 156%, from $3,458,504 in the three months ended March 31, 1997 as compared to $8,850,393 in the three months ended March 31, 1998. This increase is primarily the result of increased sales volume resulting from the increased number of store operating months.

        Cost of sales as a percentage of total net sales increased 1.4% from 67.6% in the three months ended March 31, 1997 to 69.0% in the three months ended March 31, 1998. This increase is primarily the result of an increase in third party prescriptions, offset by the effects of management's continual monitoring and adjustment of prices to the consumer and the addition of non-pharmaceutical sales and services with lower cost of sales.

        Selling, general and administrative expenses increased from $1,322,381 in the three months ended March 31, 1997 to $3,310,284 in the three months ended March 31, 1998. Such expenses, expressed as a percentage of net revenues, were 25.9% and 25.8% for the three months ended March 31, 1997 and 1998, respectively. The amount increased principally due to increased store count and resulting increased store operating months. The percentage decrease of 0.1% is primarily due to efficiencies achieved as revenues increase.

        Interest expense was $53,531 in the first three months of 1997 compared to $103,762 during the first three months of 1998. The increase in interest expense resulted primarily from the increase in the Company's indebtedness associated with the Company's acquisitions.

        Interest income was $393 in the first three months of 1997 compared to $50,832 in the first three months of 1998.

EARNINGS

        Net income for the first three months of 1998 rose to $275,131 from $143,528 in the comparable period of 1997; an increase of 91.7%.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities for the three months ended March 31, 1998 was $603,841 as compared to net cash provided of $253,939 for the three months ended March 31, 1997. Increases in accounts receivable and inventories, which were partially offset by an increase in accounts payable, were the primary reasons for the increased usage of cash.

        Net cash used in investing activities was $7,819 and $1,086,505 for the three months ended March 31, 1997 and 1998, respectively. The principal cause of this difference was the increase in the number of stores acquired by the Company during the three months ended March 31, 1998.

        Net cash decreased $1,695,800 during the three months ended March 31, 1998 from $4,084,088 at December 31, 1997 to $2,388,288 at March 31, 1998.

        On April 30, 1998, the Company obtained a commitment from McKesson Corporation ("McKesson") to provide certain credit facilities (the "Credit Facilities") aggregating up to $33 million for financing the Company's acquisitions, working capital and general corporate purposes. McKesson's obligation to provide the Credit Facilities, which will include a term loan, a factoring facility for eligible on-line adjudicated third-party receivables and a revolving credit facility, is subject to the parties execution of definitive credit agreements which, among other things, will require the Company to meet certain restrictive ratios and covenants and to provide adequate collateral. Management believes the Company's operations will not be adversely impacted by these restrictive ratios and covenants. In addition, the Credit Facilities are also contingent on the Company's use of McKesson as a primary supplier and, in accordance with such requirement, on April 30, 1998, the Company and McKesson entered into a Supply Agreement (the "McKesson Supply Agreement") which is described in Item 5, below.

        Management expects that the proceeds generated from income from operations, seller-financing of acquisitions, the Credit Facilities and possible future equity offerings will be sufficient to support the Company's current expansion schedule and ongoing acquisition activities for the next 12 months, although there can be no assurance that such proceeds will be adequate to support the Company's acquisitions during such period.

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

YEAR 2000

        The Company is in the process of conducting a Year 2000 compliance assessment of its information technology systems. The Year 2000 issue relates to the ability of date-sensitive software to properly recognize the year 2000 in calculating and processing computer system data. The Company has determined that some existing software will need to be modified. Modifications to existing software are expected to be completed well in advance of 2000. The Company anticipates that timely completion of these modifications will mitigate the Year 2000 issue internally.

        The Company has not determined the potential impact of the year 2000 issue on its significant vendors or suppliers at this time. Because third party failures could have a material impact on the Company's ability to conduct business, plans are being developed to address the Year 2000 issue with these third parties. The Company anticipates completing this assessment process during 1998. Based upon current expenditures and estimates, the costs of addressing the Year 2000 issue are not expected to have a material impact on future operating results or financial position.

IMPACT OF INFLATION AND CHANGING PRICES

        Though not significant, inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher costs is minimized by achieving operating efficiencies and passing vendor price increases along to the consumers.

FACTORS AFFECTING OPERATIONS

        DEPENDENCE ON ACQUISITIONS FOR GROWTH. The Company has grown rapidly in recent periods and intends to continue to pursue an aggressive growth strategy. The Company's growth strategy depends upon its ability to continue to acquire, consolidate and operate existing free-standing pharmacies and related businesses on a profitable basis. The Company continually reviews acquisition proposals and is currently engaged in discussions with third parties with respect to possible acquisitions. The Company will compete for acquisition candidates with buyers who have greater financial and other resources, and may be able to pay higher acquisition prices, than the Company. To the extent the Company is unable to acquire suitable retail pharmacies, or to integrate such acquisitions successfully, its ability to expand its business would be reduced significantly.

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

        EXPANSION. The Company's expansion will require the implementation and integration of enhanced operational and financial systems and additional management, operational and financial resources. Failure to implement and integrate these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth. While the Company experienced growth in net revenues and net income in 1996 and 1997, there can be no assurance that the Company will continue to experience growth in, or maintain the present level of, net sales or net earnings.

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

        POSSIBLE NEED FOR ADDITIONAL CAPITAL.   Although the Company believes
that the proceeds from the Company's initial public offering of the Company's common stock, par value $.01 per share (the "Common Stock") which closed July 11, 1997 (the "Offering") and the private placement of the Common Stock which closed October 23, 1997, combined with operating revenues and the Credit Facilities will be adequate to satisfy its capital requirements for the next 12 months, circumstances, including the acquisition of additional stores, may require the Company to obtain long or short-term financing to realize certain business opportunities. No assurance can be made that such financing will be obtained.

        RELIANCE ON SINGLE SUPPLIER. During the three months ended March 31, 1998, the Company purchased approximately 90% of its inventory from Bergen Brunswig Drug Co. ("Bergen Brunswig").

Bergen Brunswig also provided the Company with order entry machines, shelf labels and other supplies used in connection with the Company's purchase and sale of such inventory. On April 30, 1998, the Company entered into the McKesson Supply Agreement pursuant to which McKesson will replace Bergen Brunswig as the Company's primary supplier. The Company believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although the Company believes that it could obtain its inventory through another similar distributor at competitive prices and upon competitive payment terms in the event its relationship with McKesson was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company's business. See
Item 5. Other Information - Change in Primary Supplier.

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

                             PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        RECENT SALES OF UNREGISTERED SECURITIES. On February 1, 1998, the Company issued to a corporation 13,206 unregistered shares of Common Stock in partial consideration of its acquisition of a store located in Colorado. On February 28, 1998, the Company issued to a corporation 5,252 unregistered shares of Common Stock in partial consideration of its acquisition of a store located in Missouri. On March 7, 1998, the Company issued to a corporation 4,115 unregistered shares of Common Stock in partial consideration of its acquisition of a store located in Texas. On March 30, 1998, the Company issued to a corporation 8,709 unregistered shares of Common Stock in partial consideration of its acquisition of a store located in Arizona. The Company claimed exemption from registration of such shares under Section 4(2) of the Securities Act of 1933 on the basis that such issuances did not involve any public offering.

        On February 11, 1998, the Company issued to an individual 2,222 unregistered shares of Common Stock in connection with the conversion of $20,000 of long-term debt owed by the Company in connection with the acquisition of substantially all of the assets of Mart Super Drugs, a Missouri partnership.
The Company claimed exemption from registration of such shares under Section 4(2) of the Securities Act of 1933 on the basis that such issuance did not involve any public offering.

ITEM 5.  OTHER INFORMATION.

        CHANGE IN PRIMARY SUPPLIER. On April 30, 1998, the Company entered into the McKesson Supply Agreement pursuant to which McKesson will supply the Company with prescription drugs, health and beauty care products and durable medical products for a term of five years beginning June 1, 1998. Management believes that the McKesson Supply Agreement which among other things, provides a declining cost of sales based on volume, will enable the Company to remain competitive.

        ACQUISITIONS. As indicated in the table below, during the period from January 1, 1998 to the date of filing of this Quarterly Report on Form 10-QSB, the Company acquired substantially all of the assets of seven separate pharmacies located throughout Arizona, Colorado, Missouri and Texas, a HME operation located in Colorado, a home healthcare agency located in Texas, and an intravenous operation and closed door pharmacy located in Missouri. None of the referenced acquisitions exceeded 10% of the Company's total assets or involved a "significant" business; accordingly, the financial statements of such businesses have not been filed herein or on any Current Report on Form 8-K.

DATE OF ACQUISITION            PHARMACY NAME                            STATE
-------------------            -------------                            -----
      1/1/98           Health Call Equipment Rental              Canon City, Colorado
     1/12/98           Conoly-Herry Drugs, Inc.                  Floresville, Texas
     1/31/98           Tom and Jim Pharmacy, Inc. d/b/a
                         Canon Pharmacy                          Canon City, Colorado
      2/1/98           Lemtko, Inc. d/b/a Highlands Ranch
                         Pharmacy and Southside Medical, Inc.    Highlands Ranch, Colorado
     2/28/98           Steelville Drugs, Inc.                    Steelville, Missouri
      3/7/98           Hesser Drug Co. d/b/a Towne Pharmacy      Ennis, Texas
     3/28/98           Belen Sav-On Drug, Inc.                   Belen, New Mexico
     3/30/98           St. Johns Drug Co.                        St. Johns, Arizona
     4/13/98           Community Home Care                       McKinney, Texas
      5/1/98           Gardner Pharmacy Services, Inc.           Brookfield, Missouri

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

               EXHIBIT NO.   NAME OF EXHIBIT
               -----------   ---------------
                 10.1        Supply Agreement dated April 30, 1998 by and between HORIZON
                             Pharmacies, Inc. and McKesson Corporation (filed electronically herewith).
                 10.2        Term Sheet dated April 30, 1998 by and between HORIZON Pharmacies,
                             Inc. and McKesson Corporation (filed electronically herewith).
                             Omitted from this agreement, as filed, are the exhibits thereto.
                             The Company will furnish supplementally a copy of any such omitted exhibits to the Commission upon request.
                 27.1        Financial Data Schedule (filed electronically herewith).

(b)     Reports on Form 8-K

        During the three months ended March 31, 1998, the Company filed the following Current Reports on Form 8-K:

  REPORT DATE   DATE FILED                   ITEM REPORTED                   FINANCIAL STATEMENTS
  -----------   ----------                   --------------                  --------------------
     1/1/98       1/7/98     Item 2 - Acquisition or Disposition of Assets             No
    1/29/98      2/12/98     Item 2 - Acquisition or Disposition of Assets             No
   12/19/97      2/19/98     Item 7 - Financial Statements and Exhibits               Yes
    2/28/98      3/13/98     Item 2 - Acquisition or Disposition of Assets             No

                                      SIGNATURES

        In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HORIZON PHARMACIES, INC.,
                                       a Texas corporation


Date: May 14, 1998                     /s/ Ricky D. McCord
                                       ---------------------------------------
                                       Ricky D. McCord
                                       President, Chief Executive Officer


Date: May 14, 1998                     /s/ John N. Stogner
                                       ---------------------------------------
                                       John N. Stogner
                                       Chief Financial Officer