Form 10QSB
period 1998-06-30
HORIZON PHARMACIES INC
filed 1998-08-14
CIK 1036260

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

     For the quarterly period ended:    June 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                          Commission File Number  0-22403

                              HORIZON Pharmacies, Inc.
         (Exact name of small business issuer as specified in its charter)

               DELAWARE                                  75-2441557
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

                               275 W. Princeton Drive
                              Princeton, Texas  75407
                      (Address of principal executive offices)
                                   (972) 736-2424
                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Title of Each Class                     Outstanding at August 14, 1998
Common stock, par value $.01 per share                      5,363,118


Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                    FORM 10-QSB
                                 TABLE OF CONTENTS

                                                                                  Page
PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets - December 31, 1997 and
               June 30, 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Income - Three months ended
               June 30, 1997 and 1998 (unaudited) and Six months
               ended June 30, 1997 and 1998 (unaudited). . . . . . . . . . . . . .  4

          Consolidated Statement of Shareholders' Equity - Six months ended
               June 30, 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . .  5

          Consolidated Statements of Cash Flows - Six months ended
               June 30, 1997 and 1998 (unaudited). . . . . . . . . . . . . . . . .  6

          Notes to Consolidated Financial Statements (unaudited) . . . . . . . . .  8

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . . . 10

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

          Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . 17

          Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 17

          Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                           PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
                              HORIZON PHARMACIES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                    June 30,
                                                    December 31,      1998
                                                       1997        (unaudited)
                                                    ------------   -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . $  4,084,088   $  6,516,706
  Accounts receivable, net:
     Third-party providers . . . . . . . . . . . .    2,763,481      3,969,386
     Others. . . . . . . . . . . . . . . . . . . .    1,477,953      1,835,188
  Inventories. . . . . . . . . . . . . . . . . . .    7,900,994     11,503,730
  Prepaid expenses and deposits. . . . . . . . . .      120,915        260,463
  Deferred income taxes. . . . . . . . . . . . . .       42,000         42,000
                                                    -----------    -----------
Total current assets . . . . . . . . . . . . . . .   16,389,431     24,127,473
Property, equipment and capital lease assets:
  Property and equipment:
     Land and building . . . . . . . . . . . . . .      204,389        334,389
     Equipment . . . . . . . . . . . . . . . . . .    1,453,112      2,460,856
                                                    -----------    -----------
          Total. . . . . . . . . . . . . . . . . .    1,657,501      2,795,245
  Less accumulated depreciation. . . . . . . . . .      200,855        334,126
                                                    -----------    -----------
  Property and equipment, net. . . . . . . . . . .    1,456,646      2,461,119

  Equipment under capital leases . . . . . . . . .      374,209        404,826
     Less accumulated amortization . . . . . . . .       92,238        134,681
                                                    -----------    -----------
  Equipment under capital leases, net. . . . . . .      281,971        270,145
                                                    -----------    -----------
Total property, equipment and capital lease
 assets, net . . . . . . . . . . . . . . . . . . .    1,738,617      2,731,264
Intangibles:
  Noncompete covenants . . . . . . . . . . . . . .      441,788        701,788
  Customer lists . . . . . . . . . . . . . . . . .      531,147        722,746
  Goodwill . . . . . . . . . . . . . . . . . . . .    1,879,782      4,091,109
                                                    -----------    -----------
                                                      2,852,717      5,515,643
     Less accumulated amortization . . . . . . . .      327,058        479,833
                                                    -----------    -----------
Intangibles, net . . . . . . . . . . . . . . . . .    2,525,659      5,035,810
                                                    -----------    -----------
                                                    $20,653,707    $31,894,547
                                                    -----------    -----------
                                                    -----------    -----------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .  $ 3,670,123    $ 4,006,408
  Accrued liabilities. . . . . . . . . . . . . . .      394,526        459,611
  Notes payable. . . . . . . . . . . . . . . . . .      161,865        233,391
  Income taxes payable . . . . . . . . . . . . . .      220,000        278,338
  Current portion of long-term debt. . . . . . . .      572,254        963,191
  Current portion of capital leases. . . . . . . .       83,824         90,683
                                                    -----------    -----------
Total current liabilities. . . . . . . . . . . . .    5,102,592      6,031,622
Long-term debt . . . . . . . . . . . . . . . . . .    3,332,682      5,171,346
Obligations under capital leases . . . . . . . . .      197,775        173,540
Deferred income taxes. . . . . . . . . . . . . . .      182,000        157,000
Shareholders' equity
  Preferred stock. . . . . . . . . . . . . . . . .           --             --
  Common stock . . . . . . . . . . . . . . . . . .       44,365         53,631
  Additional paid-in capital . . . . . . . . . . .   11,516,834     19,607,948
  Retained earnings. . . . . . . . . . . . . . . .      277,459        769,659
                                                    -----------    -----------
                                                     11,838,658     20,431,238
  Treasury Stock, at cost; 6,081 shares in 1998. .           --        (70,199)
                                                    -----------    -----------
Total shareholders' equity . . . . . . . . . . . .   11,838,658     20,361,039
                                                    -----------    -----------
                                                    $20,653,707    $31,894,547
                                                    -----------    -----------
                                                    -----------    -----------

                              SEE ACCOMPANYING NOTES.

                             HORIZON PHARMACIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                    (UNAUDITED)

                                                    Three Months ended June 30    Six Months ended June 30
                                                    --------------------------  -----------------------------
                                                       1997          1998          1997              1998
                                                    ----------    -----------   -----------       -----------
Net revenues:
   Prescription drugs sales . . . . . . . . . . .   $4,842,834    $12,205,482   $ 8,903,150       $22,005,163
   Other sales and services . . . . . . . . . . .    1,103,978      3,661,461     2,156,909         6,684,029
                                                    ----------    -----------   -----------       -----------
Total net revenues. . . . . . . . . . . . . . . .    5,946,812     15,866,943    11,060,059        28,689,192
Costs and expenses:
   Cost of sales and services:
      Prescription drugs. . . . . . . . . . . . .    3,408,812      8,808,716     6,218,070        15,990,117
      Other . . . . . . . . . . . . . . . . . . .      715,268      1,988,515     1,364,514         3,657,507
   Depreciation and amortization. . . . . . . . .       66,192        179,311       124,888           329,822
   Selling, general and administrative expenses .    1,567,405      4,434,119     2,889,786         7,744,403
                                                    ----------    -----------   -----------       -----------
Total costs and expenses. . . . . . . . . . . . .    5,757,677     15,410,661    10,597,258        27,721,849
                                                    ----------    -----------   -----------       -----------
Income from operations. . . . . . . . . . . . . .      189,135        456,282       462,801           967,343
Other income (expense):
   Interest and other income. . . . . . . . . . .       (1,825)        33,266        (1,432)           84,098
   Interest expense . . . . . . . . . . . . . . .      (89,382)      (133,480)     (142,913)         (237,241)
                                                    ----------    -----------   -----------       -----------
Total other income (expense). . . . . . . . . . .      (91,207)      (100,214)     (144,345)         (153,143)
                                                    ----------    -----------   -----------       -----------
Income before provision for income taxes. . . . .       97,928        356,068       318,456           814,200
Provision for income taxes (Note 3) . . . . . . .       34,000        139,000       111,000           322,000
                                                    ----------    -----------   -----------       -----------
Net income. . . . . . . . . . . . . . . . . . . .   $   63,928    $   217,068   $   207,456       $   492,200
                                                    ----------    -----------   -----------       -----------
                                                    ----------    -----------   -----------       -----------
Basic earnings per share (Note 2) . . . . . . . .   $     0.04    $      0.05   $      0.12       $      0.11
Diluted earnings per share (Note 2) . . . . . . .   $     0.04    $      0.04   $      0.12       $      0.10

                               See accompanying notes.

                               HORIZON PHARMACIES, INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            SIX MONTHS ENDED JUNE 30, 1998
                                     (UNAUDITED)


                                                    COMMON STOCK                                                        TOTAL
                                                 -------------------    ADDITIONAL        RETAINED        TREASURY  SHAREHOLDERS'
                                                  SHARES     AMOUNT  PAID-IN CAPITAL      EARNINGS          STOCK      EQUITY
                                                  ------     ------  ---------------      --------          -----      ------
Balance at December 31, 1997 . . . . . . . . .   4,436,494   $44,365   $11,516,834        $277,459            $0    $11,838,658

Exercise of stock options. . . . . . . . . . .     116,101     1,161       463,243              --                      464,404

Tax benefit from exercise of stock options . .          --        --        50,228              --                       50,228

Issuance of stock to acquire stores. . . . . .      63,077       631       681,869              --                       682,500

Issuance of stock to acquire land. . . . . . .       6,250        63        49,937              --                        50,000

Issuance of stock to reduce debt . . . . . . .       4,361        43        44,957                                        45,000

Sales of common stock (net of offering costs).     736,838     7,368     6,800,880                                     6,808,248

Acquisition of treasury stock (6,081 shares) .          --        --                                     (70,199)        (70,199)

Net income . . . . . . . . . . . . . . . . . .          --        --            --         492,200                       492,200
                                                 -------------------------------------------------------------------------------
Balance at June 30, 1998 . . . . . . . . . . .   5,363,121   $53,631   $19,607,948        $769,659      ($70,199)    $20,361,039
                                                 -----------------------------------------------------------------------------
                                                 -----------------------------------------------------------------------------

                               See accompanying notes.

                              HORIZON PHARMACIES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1997          1998
                                                       ----------    -----------
OPERATING ACTIVITIES

Net income . . . . . . . . . . . . . . . . . . . . .   $  207,456    $   492,200
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization of property,
     equipment and capital lease assets. . . . . . .       59,880        177,047
  Amortization of intangibles. . . . . . . . . . . .       65,008        152,775
  Provision for uncollectible accounts receivable. .        7,193         35,444
  Pro forma provision for income taxes . . . . . . .      111,000             --
  Credit for deferred income taxes . . . . . . . . .           --        (25,000)
  Changes in operating assets and liabilities,
   net of acquisitions of businesses:
     Accounts receivable . . . . . . . . . . . . . .     (943,771)    (1,532,525)
     Inventories . . . . . . . . . . . . . . . . . .     (120,404)    (1,469,626)
     Prepaid expenses and deposits . . . . . . . . .      (10,025)      (139,548)
     Bank overdraft. . . . . . . . . . . . . . . . .      (41,487)            --
     Accounts payable. . . . . . . . . . . . . . . .    1,423,127        336,285
     Accrued liabilities . . . . . . . . . . . . . .       97,081         65,085
     Income taxes payable. . . . . . . . . . . . . .           --        108,566
                                                       -------------------------
Total adjustments. . . . . . . . . . . . . . . . . .      647,602     (2,291,497)
                                                       -------------------------
Net cash used provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . . . .      855,058     (1,799,297)

INVESTING ACTIVITIES
Purchase of land . . . . . . . . . . . . . . . . . .           --        (80,000)
Purchases of property and equipment. . . . . . . . .      (47,344)      (255,637)
Purchases of home medical equipment. . . . . . . . .           --        (10,817)
                                                          998,642      5,604,718
Assets acquired for cash in acquisitions of
  businesses . . . . . . . . . . . . . . . . . . . .           --     (1,966,355)
                                                       -------------------------
Net cash used in investing activities. . . . . . . .      (47,344)    (2,312,809)

FINANCING ACTIVITIES
Borrowings on notes to supplier. . . . . . . . . . .           --        650,000
Principal payments on notes payable. . . . . . . . .     (108,333)      (243,551)
Principal payments on long-term debt . . . . . . . .     (111,771)      (366,185)
Principal payments on notes to supplier. . . . . . .           --       (650,000)
Principal payments on obligations under
  capital leases . . . . . . . . . . . . . . . . . .      (17,300)       (47,993)
Issuance of common stock, net of offering costs
  of $344,518 and $191,751 in 1997 and 1998,
  respectively . . . . . . . . . . . . . . . . . . .     (344,518)     7,272,652
Purchase of treasury stock . . . . . . . . . . . . .           --        (70,199)
Distributions to shareholders. . . . . . . . . . . .     (150,000)            --
                                                       -------------------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . . . .     (731,922)     6,544,724
                                                       -------------------------
Net increase in cash and cash equivalents. . . . . .       75,792      2,432,618
Cash and cash equivalents at beginning of period . .      153,260      4,084,088
                                                       -------------------------
Cash and cash equivalents at end of period . . . . .   $  229,052    $ 6,516,706
                                                       -------------------------
                                                       -------------------------
Supplemental disclosure of interest paid . . . . . .   $  152,913    $   237,241

                               HORIZON PHARMACIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED) CONTINUED

NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases. . . . . . . .     $ 94,614     $    30,617
Issuance of common stock to reduce long-term debt. .     $     --     $    45,000
Issuance of common stock to purchase land. . . . . .     $     --     $    50,000
Reduction of income taxes payable from exercise of
  stock options. . . . . . . . . . . . . . . . . . .     $     --     $    50,228
Acquisitions of businesses financed by debt and
  common stock:
     Accounts receivable and other . . . . . . . . .     $ 66,382     $    67,144
     Inventories . . . . . . . . . . . . . . . . . .      482,260       2,133,110
     Property and equipment. . . . . . . . . . . . .       60,000         294,870
     Home medical equipment. . . . . . . . . . . . .           --         448,420
     Intangibles . . . . . . . . . . . . . . . . . .      390,000       2,661,174
                                                         ------------------------
                                                          998,642       5,604,718
     Less cash paid. . . . . . . . . . . . . . . . .           --      (1,966,355)
                                                         ------------------------
     Assets acquired . . . . . . . . . . . . . . . .     $998,642     $ 3,638,363
                                                         ------------------------
                                                         ------------------------
Financed by:
     Notes payable . . . . . . . . . . . . . . . . .     $898,642     $   315,077
     Long-term debt. . . . . . . . . . . . . . . . .           --       2,640,786
     Advance by shareholder. . . . . . . . . . . . .      100,000              --
     Common stock. . . . . . . . . . . . . . . . . .           --         682,500
                                                         ------------------------
                                                         $998,642     $ 3,638,363
                                                         ------------------------
                                                         ------------------------

                             See accompanying notes.

                           HORIZON PHARMACIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

     The unaudited consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB, for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The Company's revenues and earnings are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three and six month periods ended June 30, 1997 and 1998.

NOTE 2

     Common shares used in the calculation of basic and diluted earnings for the three months and six month periods ended June 30, 1997 totaled 1,713,636. Weighted average common shares outstanding used in the calculation of basic earnings per share for the three months and six months ended June 30, 1998 totaled 4,681,154 and 4,586,865, respectively. Common shares used in the calculation of diluted earnings per share for the three months and six months ended June 30, 1998 were 4,968,993 and 4,859,802, respectively. The difference in the number of shares for 1998 is attributable to dilutive stock options and warrants.

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

     The provisions for income taxes included in the accompanying statements of income for the three and six month periods ended June 30, 1997 are pro forma provisions based on an estimated effective tax rate of 35% presented as if the Company was required to pay income taxes for the periods. The income tax provisions for the three and six month periods ended June 30, 1998 are based on an estimated actual tax rate of 39%.

NOTE 4

     At June 30, 1998, the Company operated 33 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. A summary of acquisitions for the six months ended June 30, 1997 and 1998 follows:

                           HORIZON PHARMACIES, INC.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONTINUED


   Note 4 (Continued)

                                               ASSETS ACQUIRED
                                     -------------------------------------
                                                                 ACCOUNTS
SIX MONTHS                                                      RECEIVABLE
  ENDED       STORES     PURCHASE                                   AND       DEBT       COMMON
 JUNE 30     ACQUIRED     PRICE      INVENTORIES  INTANGIBLES   EQUIPMENT   INCURRED   STOCK ISSUED
---------    --------    --------    -----------  -----------   ---------   --------   ------------
  1997          3      $  998,642    $  482,260   $  390,000    $ 126,382  $  998,642    $  --
  1998          9       5,604,718     2,133,110    2,661,174      810,434   2,955,863    $682,500


The following unaudited pro forma results of operations data give effect to the acquisitions completed during the six month periods ended June 30, 1997 and 1998 as if the transactions had been consummated as of January 1, 1997. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1997, or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions, reductions in employee benefits and rent expense and income taxes.

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                       1997             1998
                                                       ----             ----
 Unaudited pro forma information:
          Net revenues                            $ 27,147,681      $ 33,724,791
          Net income                                   636,101           640,871
          Basic earnings per share                $        .23      $       0.14
          Diluted earnings per share              $        .23      $       0.13


In July and August 1998, the Company acquired from third parties in purchase transactions six retail pharmacies, two home medical equipment operations, one intravenous operation and one closed door institutional pharmacy. The total purchase price of $5,563,922 has been preliminarily allocated to inventories ($2,484,672), property and equipment ($224,440), intangibles ($2,642,450) and accounts receivable ($212,360). The purchases were financed by the issuance of shares of common stock (valued at $2,137,448), notes payable ($1,022,659) and cash ($2,403,815).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis reviews the operating results of the Company for the three and six months ended June 30, 1998 and compares those results to the comparable periods of 1997. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

     The Company's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing full-line retail pharmacies and related businesses. In evaluating a retail pharmacy for potential acquisition, the Company (i) evaluates the target store's profits and losses for preceding years; (ii) reviews the store's income tax returns for preceding years; (iii) reviews computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyzes the store's location and competition in the immediate area; (v) reviews the store's lease agreement, if any; and (vi) assesses targeted areas for growth patterns and trends. Based on the Company's analysis of the foregoing items, the Company prepares an offer to purchase the particular store. To assess the reasonableness of the seller's purchase price, the Company considers the anticipated rate of return, payback period and the availability and terms of seller financing, it being generally desired that 50% of the purchase price be seller-financed with the balance split between cash and other consideration such as shares of the Company's common stock, par value $.01 per share (the "Common Stock").

     During the six months ended June 30, 1997 and 1998, the Company acquired three and nine retail pharmacies, respectively. The primary measurement of the effect of acquisitions on the Company's operating performance is the number of store operating months, which is the number of months all stores were owned by the Company during the relevant measuring period. Acquisitions are expected to continue as the most significant factor in the Company's growth strategy. Since June 30, 1998, the Company has acquired a retail pharmacy in Kansas City, Missouri; three retail pharmacies in Houston, Texas; a retail pharmacy, closed door pharmacy, IV pharmacy operation and home medical equipment operation in Blair, Nebraska; and a retail pharmacy and home medical equipment operation in Borger, Texas. Each of these acquisitions was considered significant as such term is defined in Form 8-K and has been or will be reported in a Current Report on Form 8-K. The audited financial statements for these operations are not included in the financial statements presented in this Quarterly Report on Form 10-QSB.

     Currently, the Company's primary source of revenue is the sale of prescription drugs. During the three months ended June 30, 1997 and June 30, 1998, sales of prescription drugs generated 81.4% and 76.9% respectively of the Company's net revenues; during the six months ended June 30, 1997 and 1998, prescription drugs generated 80.5% and 76.7% respectively of net revenues. Management expects the Company's prescription drug business to increase on an annual basis as a result of the demographic trends towards an aging population and the continued development of new pharmaceutical products. However, the Company anticipates that such sales will decrease as a percentage of the Company's total revenues and gross margins as the Company expands its home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

     The Company's revenues and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits are typically highest in the fourth quarter and the first quarter of the ensuing year.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                               --------              --------
                                           1997      1998         1997      1998
                                           ----      ----         ----      ----
INCOME STATEMENT DATA
NET REVENUES:
   Prescription drugs sales                81.4%     76.9%        80.5%      76.7%
   Other sales and services                18.6%     23.1%        19.5%      23.3%
                                          ------    ------       ------     ------
        Total net revenues                100.0%    100.0%       100.0%     100.0%
                                          ------    ------       ------     ------
                                          ------    ------       ------     ------

COSTS AND EXPENSES:
Cost of sales -- prescription drugs(1)     70.4%     72.2%        69.8%      72.7%
   Cost of sales -- other(2)               64.8%     54.3%        63.3%      54.7%
   Selling, general and administrative
    expenses(3)                            26.4%     27.9%        26.1%      27.0%
   Depreciation and amortization(3)         1.1%      1.1%         1.1%       1.1%
   Interest expense net(3)                  1.5%       .6%         1.3%        .5%
   Income before provision for income
    taxes(3)                                1.6%      2.2%         2.9%       2.8%
   Net income (3)                           1.1%      1.4%         1.9%       1.7%

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

NET REVENUES

     The Company's total net revenues increased $9,920,131 or 167% to $15,866,943 for the three months ended June 30, 1998 compared to $5,946,812 for the three months ended June 30, 1997. The increase was attributable primarily to the increase in store operating months from 42 in the second quarter of 1997 to 92 in the second quarter of 1998. For the six months ended June 30, 1998, the Company's total net revenue increased $17,629,133 or 159% to $28,689,192 compared to $11,060,059 for the six months ended June 30, 1997. Operating store months increased to 170 in the six months ended June 30, 1998 as compared to 78 in the six months ended June 30, 1997.

     The following tables show the Company's prescription drug gross margins and total revenues margins for the three and six months ended June 30, 1997 and 1998:

                                  GROSS MARGINS ON           GROSS MARGINS ON
                               PRESCRIPTION DRUG SALES        TOTAL REVENUES
                               -----------------------    ---------------------
THREE MONTHS ENDED JUNE 30,      AMOUNT    PERCENTAGE      AMOUNT    PERCENTAGE
---------------------------      ------    ----------      ------    ----------
         1998                 $ 3,396,766    27.8%       $ 5,069,712   32.0%
         1997                 $ 1,434,022    29.6%       $ 1,822,732   30.7%
 SIX MONTHS ENDED JUNE 30,
         1998                 $ 6,015,046    27.3%       $ 9,041,568   31.5%
         1997                 $ 2,685,080    30.2%       $ 3,477,475   31.4%

The decrease in the gross margin on prescription drug sales from 1997 to 1998 was primarily the result of an increase in third-party sales, which have lower margins and the acquisition of new stores which historically have had lower margins than those of the Company.

     Sales of prescription drugs decreased from 81.4% of total revenues for the three months ended June 30, 1997 to 76.9% of total revenues for three months ended June 30, 1998. For the six months ended June 30, 1998, sales of prescription drugs decreased to 76.7% of total revenues as compared to 80.5% for the six months ended June 30, 1997. The Company expects that prescription drug sales will continue to decrease as a percentage of total revenues as the Company expands its home healthcare and other non-pharmaceutical sales and services whose gross margins exceed those of pharmaceutical sales.

     Same store sales increased from $5,946,811 in the second quarter of 1997 to $6,718,709 in the second quarter of 1998, an increase of 13.0%. Same store sales for the six month period increased from $10,746,011 in 1997 to $12,173,702, in 1998, an increase of 13.3%. Management believes that the increases are primarily the result of increased advertising and promotions as well as an enhanced product mix.

COSTS AND EXPENSES

     Cost of sales increased $6,673,151 or 162%, from $4,124,080 in the three months ended June 30, 1997 as compared to $10,797,231 in the three months ended June 30, 1998. For the six month period cost of sales increased $12,065,040 or 159% from $7,582,584 in 1997 to $19,647,624 in 1998. These increases are primarily the result of increased sales volume resulting from the increased number of store operating months.

     Cost of sales as a percentage of total net revenues decreased 1.3% from 69.3% in the three months ended June 30, 1997 to 68.0% in the three months ended June 30, 1998. For the six month period cost of sales as a percentage of net revenues decreased 0.1% from 68.6% in 1997 to 68.5% in 1998. These decreases are primarily the result of increases in third party prescriptions, offset by the effects of management's continual monitoring and adjustment of prices to the consumer and the addition of non-pharmaceutical sales and services with lower cost of sales.

     Selling, general and administrative expenses increased from $1,567,405 in the three months ended June 30, 1997 to $4,434,119 in the three months ended June 30, 1998. Such expenses, expressed as a percentage of net revenues, were 26.4% and 27.9% for the three months ended June 30, 1997 and 1998, respectively. For the six month period selling, general and administrative expenses increased from $2,889,786 in 1997 to $7,744,403 in 1998. Such expenses expressed as a percentage of net revenues, were

26.1% and 27.0% for the six months ended June 30, 1997 and 1998, respectively. The amount of selling, general and administrative expenses in both the three and six month periods increased primarily from the increase in the number of stores and store operating months. The percentage increases of 1.5% and 0.9% in the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 are primarily the result of costs incurred in connection with the Company's change of domicile from Texas to Delaware; an increase in personnel costs to handle additional acquisitions; and a change in the Company's primary supplier from Bergen Brunswig to McKesson Corporation ("McKesson").

     Interest expense was $89,382 in the second quarter of 1997 compared to $133,480 during the second quarter of 1998. For the six month period interest expense increased from $142,913 in 1997 to $237,241 in 1998. The increase in interest expense resulted primarily from the increase in the Company's indebtedness associated with the Company's acquisitions.

     Interest and other income was a negative $1,825 in the second quarter of 1997 compared to $33,266 in the second quarter of 1998. For the six month period interest and other income (expense) increased from a negative $1,432 in 1997 to $84,098 in 1998.

EARNINGS

     Net income for the three months ended June 30, increased $153,140 or 240% from $63,928 in 1997 to $217,068 in 1998. For the six months ended June 30, net income increased $284,744 or 137% from $207,456 in 1997 to $492,200 in
1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six months ended June 30, 1998 was $1,799,297 as compared to net cash provided of $855,058 for the six months ended June 30, 1997. Increases in accounts receivable and inventories, which were partially offset by an increase in accounts payable and net income, were the primary reasons for the increased usage of cash.

     Net cash used in investing activities was $47,344 and $2,312,809 for the six months ended June 30, 1997 and 1998, respectively. The principal cause of this difference was the increase in the number of stores acquired by the Company during the six months ended June 30, 1998.

     Net cash increased $2,432,618 during the six months ended June 30, 1998 from $4,084,088 at December 31, 1997 to $6,516,706 at June 30, 1998.

     On June 16, 1998, the Company closed a private placement (the "1998 Private Placement") of 736,838 shares (the "Shares") of Common Stock and warrants (the "Warrants") to purchase 41,000 shares of Common Stock. In connection with the 1998 Private Placement, the Company paid a finder's fee of $150,000 and other expenses of approximately $42,000. The Company also agreed to register the Shares and the Common Stock issuable upon exercise of the Warrants and will incur approximately $75,000 of expenses in connection with such registration.

     On July 2, 1998, the Company, entered into a Credit Agreement with McKesson pursuant to which McKesson will provide the Company with a revolving loan facility up to $15,000,000 and a term loan of $3,000,000 for general corporate purposes and acquisitions (collectively, the "Credit Facilities"). Availability of the revolving loan facility is subject to borrowing base requirements and compliance with loan covenants.

     Management expects that seller-financing of acquisitions, the 1998 Private Placement and the Credit Facilities will be sufficient to support the Company's current expansion schedule and ongoing acquisition activities for the next 12 months, although there can be no assurance that such proceeds will be adequate to support the Company's acquisitions during such period.

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

     Additionally, management has evaluated and selected a point-of-sale ("POS") system which will be installed in all the Company's retail locations during the next six to nine months. The POS system will enable the Company to more closely monitor pricing, inventory turns and promotions of nonpharmaceutical merchandise in the stores. It is estimated that the POS system will cost between $25,000 and $30,000 per location depending on the number of terminals installed. The Company expects to finance the POS system with capital leases.

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

     The Company has not determined the potential impact of the year 2000 issue on its significant vendors or, suppliers at this time. Because third party failures could have a material impact on the Company's ability to conduct business, plans are being developed to address the Year 2000 issue with these third parties. The Company anticipates completing this assessment process during 1998. Based upon current expenditures and estimates, the costs of addressing the Year 2000 issue are not expected to have a material impact on future operating results or financial position.

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

     GEOGRAPHIC CONCENTRATION. Currently, 18 of the Company's 39 retail pharmacies are located in Texas, and other retail pharmacies located in Texas may be acquired by the Company. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Texas economy and any significant healthcare legislative proposals enacted in the state of Texas.

     SUBSTANTIAL INDEBTEDNESS. In connection with the Company's acquisition of retail pharmacies and other related businesses, the Company has incurred substantial debt and may incur additional indebtedness in the future in connection with its planned acquisition of additional stores. The Company's ability to make cash payments to satisfy its substantial indebtedness will depend upon its future operating performance, which is subject to a number of factors including prevailing economic conditions and financial, business and other factors beyond the Company's control. If the Company is unable to generate sufficient earnings and cash flow to meet its obligations with respect to its outstanding indebtedness, refinancing of certain of these debt obligations or disposition of certain assets may be required. In the event debt refinancing is required, there can be no assurance that the Company can effect such refinancing on satisfactory terms.

     POSSIBLE NEED FOR ADDITIONAL CAPITAL.   Although the Company believes
that the proceeds from the 1998 Private Placement combined with operating revenues and the Credit Facilities will be adequate to satisfy its capital requirements for the next 12 months, circumstances, including the acquisition of additional stores, may require the Company to obtain long or short-term financing to realize certain business opportunities. No assurance can be made that such financing will be obtained.

     RELIANCE ON SINGLE SUPPLIER. On April 30, 1998, the Company entered into a Supply Agreement with McKesson pursuant to which the Company agreed to purchase a substantial portion of its pharmaceutical and non-pharmaceutical inventory from McKesson. McKesson also provides the Company with order entry machines, shelf labels and other supplies used in connection with the Company's purchase and sale of such inventory. The Company believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although the Company believes that it could obtain its inventory through another similar distributor at competitive prices and upon competitive payment terms in the event its relationship with McKesson was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company's business.

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

                        PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         RECENT SALES OF UNREGISTERED SECURITIES.

            ACQUISITIONS. On April 13, 1998 the Company issued to an individual 5,266 unregistered shares of Common Stock in partial consideration of its acquisition of a home health care agency located in Texas. On May 1, 1998 the Company issued to a corporation 9,910 unregistered shares of Common Stock in partial consideration of its acquisition of an intravenous operation and closed door pharmacy located in Missouri. On May 28, 1998 the Company issued to a corporation 8,237 unregistered shares of Common Stock in partial consideration of its acquisition of a pharmacy located in New Mexico. On May 29, 1998, the Company issued to a corporation 6,250 unregistered shares of common stock in partial consideration of its acquisition of land located in Texas. On May 30, 1998 the Company issued to a corporation 8,382 unregistered shares of Common Stock in partial consideration of its acquisition of a pharmacy located in New Mexico. The Company claimed exemption from registration of such shares under Section 4(2) of the Securities Act of 1933 on the basis that such issuances did not involve any public offering.

            DEBT CONVERSION. On June 6, 1998 the Company issued to a corporation 2,139 unregistered shares of Common Stock in connection with the conversion of $25,000 of long-term debt owed by the Company in connection with the acquisition substantially all of the assets of Sun Country Drug, Inc., a New Mexico corporation. The Company claimed exemption from registration of such shares under Section 4(2) of the Securities Act of 1933 on the basis that such issuance did not involve any public offering.

            PRIVATE PLACEMENT. On June 16, 1998, the Company, closed the 1998 Private Placement of 736,838 shares of Common Stock and Warrants to purchase 41,000 shares of Common Stock. In connection with the 1998 Private Placement, the Company paid a finder's fee of $150,000 and other expenses of approximately $42,000. The Warrants may be exercised any time prior to June 15, 2003 at a price per share of $9.50. The Company claimed exemption from registration of such shares under Section 4(2) of the Securities Act of 1933 on the basis that such issuance did not involve any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a)   The Company held its Annual Meeting of Shareholders on June 4, 1998.

     b)   The following matters were voted upon at the annual meeting:

          1) Following are the directors elected at the annual meeting and the tabulation of votes related to each nominee.

          Director                Affirmative     Votes Withheld
          --------                -----------     --------------
          Michael F. Loy           3,587,567          15,336
          Carson A. McDonald       3,574,364          28,539
          Philip H. Yeilding       3,587,567          15,336

In addition to the foregoing, Charlie K. Herr, Ricky D. McCord, Robert D. Mueller and Sy S. Shahid are directors whose terms of office continued after the meeting.

     2) The shareholders approved the HORIZON Pharmacies, Inc.1998 Stock Option Plan. Affirmative votes were 2,309,943; negative votes were 40,219; and abstentions were 3,600.

     3) The shareholders ratified the appointment of Ernst & Young LLP as independent public accountants for 1998. Affirmative votes were 3,590,228; negative votes were 11,649; and abstentions were 1,026.

     4) At an adjourned session of the annual meeting held June 30, 1998, the shareholders approved an Agreement and Plan of Merger pursuant to which the Company changed its state of incorporation from Texas to Delaware. Affirmative votes were 3,160,701; negative votes were 213,168; and abstentions were 8,481.

ITEM 5.  OTHER INFORMATION.

     CHANGE IN PRIMARY SUPPLIER. On April 30, 1998, the Company and McKesson entered into a Supply Agreement pursuant to which McKesson the Company agreed to purchase a substantial portion of its prescription drugs, health and beauty care products and durable medical products from McKesson for a term of five years beginning June 1, 1998.

     ACQUISITIONS. During the period from March 31, 1998 to the date of filing of this Report, the Company acquired six retail pharmacies, two home medical equipment operations, a closed door pharmacy and an intravenous operation as described below:

  DATE OF
ACQUISITION               PHARMACY NAME                           STATE
-----------               -------------                           -----
 5/30/98     Graham's Pharmacy and Home Health, Inc.        Las Vegas, New Mexico

 7/24/98     Martin Drug Corp. d/b/a Interurban Pharmacy    Houston, Texas

 7/25/98     Carlen, Inc. d/b/a Briargrove Pharmacy         Houston, Texas

 7/26/98     Stirnimann, Inc d/b/a Kirkwood Pharmacy        Houston, Texas

 7/31/98     CCB Consulting, Inc. d/b/a Barr Pharmacy,      Blair, Nebraska
             Blair Medical Supply, Barr Long Term Care
             Pharmacy

 8/6/98      Borger Pharmacy, Inc. d/b/a Moore's            Borger, Texas
             Pharmacy and Moore's Home Health Care, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit No.            Name of Exhibit
     -----------            ---------------

     2.1 Certificate of Merger of HORIZON Pharmacies, Inc., a Delaware corporation and HORIZON Pharmacies, Inc., a Texas corporation, filed in the State of Delaware.
     2.2 Articles of Merger of HORIZON Pharmacies, Inc., a Delaware corporation and HORIZON Pharmacies, Inc., a Texas corporation, filed in the State of Texas.
     3.1            Certificate of Incorporation of HORIZON Pharmacies, Inc.
     3.2            Bylaws of HORIZON Pharmacies, Inc.
     27.1           Financial Data Schedule


(b)  Reports on Form 8-K

     During the three months ended June 30, 1998, the Company filed the following Current Reports on Form 8-K:

                                                                   FINANCIAL STATEMENTS
 REPORT DATE   DATE FILED              ITEM REPORTED                       FILED
 -----------   ----------              -------------               --------------------
   5/30/98      6/15/98     Item 2 - Acquisition of Assets Graham           No(1)
                            Pharmacy and Home Health Center, Inc.
   6/16/98      6/25/98     Item 2 - Private Placement of 736,838           Yes
                            shares of the Company's common stock.

---------------
(1) Filed by amendment on August 14, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HORIZON PHARMACIES, INC.,
                                   a Texas corporation


Date:     August 14, 1998          /s/ Ricky D. McCord
                                   ----------------------------------
                                   Ricky D. McCord
                                   President, Chief Executive Officer

Date:     August 14, 1998          /s/ John N. Stogner
                                   ----------------------------------
                                   John N. Stogner
                                   Chief Financial Officer