Form 10QSB
period 1998-09-30
HORIZON PHARMACIES INC
filed 1998-11-17
CIK 1036260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998 OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22403

                            ------------------------

                            HORIZON PHARMACIES, INC.

       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                             75-2441557
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                             275 W. PRINCETON DRIVE
                             PRINCETON, TEXAS 75407
                    (Address of principal executive offices)
                                 (972) 736-2424
                          (Issuer's telephone number)

                            ------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Title of Each Class             Outstanding at November 11,
  Common stock, par value $.01 per                 1998
               share                             5,562,000

Transitional Small Business Disclosure Format Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-QSB
                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION.................................................    3
         Condensed Consolidated Balance Sheets--December 31, 1997 and September
           30, 1998 (unaudited)................................................    3
         Condensed Consolidated Statements of Operations--Three months ended
           September 30, 1997 and 1998 (unaudited) and nine months ended
           September 30, 1997 and 1998 (unaudited).............................    4
         Consolidated Statement of Shareholders' Equity--Nine months ended
           September 30, 1998 (unaudited)......................................    5
         Condensed Consolidated Statements of Cash Flows--Nine months ended
           September 30, 1997 and 1998 (unaudited).............................    6
         Notes to Condensed Consolidated Financial Statements (unaudited)......    8
         Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................   11
PART     OTHER INFORMATION.....................................................
II.                                                                               19
         Changes in Securities and Use of Proceeds.............................   19
         Other Information.....................................................   19
         Exhibits and Reports on Form 8-K......................................   19
SIGNATURES.....................................................................   21

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            HORIZON PHARMACIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                                  1997
                                                              -------------  SEPTEMBER 30,
                                                                                 1998
                                                                             -------------
                                                                              (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................    $   4,084      $   2,796
  Accounts receivable, net:
    Third-party providers...................................        2,763          4,980
    Others..................................................        1,478          2,780
  Inventories...............................................        7,901         17,164
  Other.....................................................          163            515
                                                              -------------  -------------
Total current assets........................................       16,389         28,235
Property, equipment and capital lease assets:
  Property and equipment:
    Land and building.......................................          205            677
    Equipment...............................................        1,453          2,875
                                                              -------------  -------------
      Total.................................................        1,658          3,552
  Less accumulated depreciation.............................          201            427
                                                              -------------  -------------
  Property and equipment, net...............................        1,457          3,125
Equipment under capital leases, net.........................          282            246
                                                              -------------  -------------
Total property, equipment and capital lease assets, net.....        1,739          3,371
Intangibles:
  Noncompete covenants and customer lists...................          973          1,772
  Goodwill..................................................        1,880          7,441
                                                              -------------  -------------
                                                                    2,853          9,213
    Less accumulated amortization...........................          327            593
                                                              -------------  -------------
Intangibles, net............................................        2,526          8,620
                                                              -------------  -------------
                                                                $  20,654      $  40,226
                                                              -------------  -------------
                                                              -------------  -------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $   3,670      $   6,840
  Accrued liabilities.......................................          614          1,207
  Notes payable (Note 6)....................................          162          1,632
  Current portion of long-term debt.........................          572          1,106
  Current portion of capital leases.........................           84             99
                                                              -------------  -------------
Total current liabilities...................................        5,102         10,884
Long-term debt..............................................        3,333          5,945
Obligations under capital leases............................          198            139
Deferred income taxes.......................................          182            156
Shareholders' equity (Note 5):
  Preferred stock...........................................       --             --
  Common stock..............................................           44             56
  Additional paid-in capital................................       11,517         22,013
  Retained earnings.........................................          278          1,103
                                                              -------------  -------------
                                                                   11,839         23,172
  Treasury stock, at cost...................................       --                (70)
                                                              -------------  -------------
Total shareholders' equity..................................       11,839         23,102
                                                              -------------  -------------
                                                                $  20,654      $  40,226
                                                              -------------  -------------
                                                              -------------  -------------

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                              ------------------   -------------------
                                                               1997       1998       1997       1998
                                                              -------   --------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
  Prescription drugs sales..................................  $ 5,497   $ 15,329   $ 14,400   $ 37,334
  Other sales and services..................................    1,383      4,993      3,540     11,677
                                                              -------   --------   --------   --------
Total net revenues..........................................    6,880     20,322     17,940     49,011
Costs and expenses:
  Cost of sales and services:
    Prescription drugs......................................    3,780     10,896      9,998     26,886
    Other...................................................      815      2,826      2,179      6,484
  Depreciation and amortization.............................       80        230        205        560
  Selling, general and administrative expenses..............    1,979      5,732      4,869     13,476
                                                              -------   --------   --------   --------
Total costs and expenses....................................    6,654     19,684     17,251     47,406
                                                              -------   --------   --------   --------
Income from operations......................................      226        638        689      1,605
Other income (expense):
  Interest and other income.................................       27         64         25        149
  Interest expense..........................................      (58)      (157)      (201)      (395)
                                                              -------   --------   --------   --------
Total other income (expense)................................      (31)       (93)      (176)      (246)
                                                              -------   --------   --------   --------
Income before provision for income taxes....................      195        545        513      1,359
Provision for income taxes (Note 3).........................      208        212        319        534
                                                              -------   --------   --------   --------
Net income (loss)...........................................  $   (13)  $    333   $    194   $    825
                                                              -------   --------   --------   --------
                                                              -------   --------   --------   --------
Basic earnings per share (Note 2)...........................  $ --      $    .06   $    .09   $    .17
                                                              -------   --------   --------   --------
                                                              -------   --------   --------   --------
Diluted earnings per share (Note 2).........................  $ --      $    .06   $    .09   $    .15
                                                              -------   --------   --------   --------
                                                              -------   --------   --------   --------

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                                     COMMON STOCK        ADDITIONAL                     TREASURY STOCK
                                               ------------------------    PAID-IN     RETAINED    ------------------------
                                                 SHARES       AMOUNT       CAPITAL     EARNINGS      SHARES       AMOUNT
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                                                              (IN THOUSANDS)
Balance at December 31, 1997.................       4,436    $      44    $  11,517    $     278       --        $  --
Exercise of warrants.........................          33            1          130       --           --           --
Exercise of stock options....................         116            1          463       --           --           --
Tax benefit from exercise of stock options...      --           --               50       --           --           --
Issuance of stock to acquire stores..........         236            2        3,010       --           --           --
Issuance of stock to acquire land............           6       --               50       --           --           --
Issuance of stock to reduce debt.............           4       --               45       --           --           --
Sales of common stock (net of offering
  costs).....................................         737            8        6,748       --           --           --
Acquisition of treasury stock................      --           --           --           --                6          (70)
Net income...................................      --           --           --              825       --           --
                                                                                                           --
                                                    -----          ---   -----------  -----------                    -----
Balance at September 30, 1998................       5,568    $      56    $  22,013    $   1,103            6    $     (70)
                                                                                                           --
                                                                                                           --
                                                    -----          ---   -----------  -----------                    -----
                                                    -----          ---   -----------  -----------                    -----

                                                   TOTAL
                                               SHAREHOLDERS'
                                                  EQUITY
                                               -------------

Balance at December 31, 1997.................   $    11,839
Exercise of warrants.........................           131
Exercise of stock options....................           464
Tax benefit from exercise of stock options...            50
Issuance of stock to acquire stores..........         3,012
Issuance of stock to acquire land............            50
Issuance of stock to reduce debt.............            45
Sales of common stock (net of offering
  costs).....................................         6,756
Acquisition of treasury stock................           (70)
Net income...................................           825

                                               -------------
Balance at September 30, 1998................   $    23,102

                                               -------------
                                               -------------

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
OPERATING ACTIVITIES
Net income..................................................  $    194   $    825
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization.............................       205        560
  Provision for uncollectible accounts receivable...........         7         70
  Pro forma provision for income taxes......................       111      --
  Provision (credit) for deferred income taxes..............       149        (26)
  Changes in operating assets and liabilities, net of
    acquisitions of businesses:
    Accounts receivable.....................................    (1,439)    (3,310)
    Inventories.............................................      (769)    (3,911)
    Other current assets....................................       (62)      (352)
    Bank overdraft..........................................      (248)     --
    Accounts payable........................................       641      3,170
    Accrued liabilities.....................................       388        650
                                                              --------   --------
Total adjustments...........................................    (1,017)    (3,149)
                                                              --------   --------
Net cash used in operating activities.......................      (823)    (2,324)

INVESTING ACTIVITIES
Purchases of property and equipment.........................      (122)      (810)
Assets acquired for cash in acquisitions of businesses......      (806)    (5,083)
                                                              --------   --------
Net cash used in investing activities.......................      (928)    (5,893)

FINANCING ACTIVITIES
Borrowings (payments) on notes payable......................    (1,415)       604
Principal payments on long-term obligations.................      (800)      (955)
Payments for deferred offering costs........................      (513)     --
Issuance of common stock, net of offering costs of $345 and
  $192 in 1997 and 1998, respectively.......................     6,048      7,350
Purchase of treasury stock..................................     --           (70)
Distributions to shareholders...............................      (450)     --
                                                              --------   --------
Net cash provided by financing activities...................     2,870      6,929
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     1,119     (1,288)
Cash and cash equivalents at beginning of period............       153      4,084
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  1,272   $  2,796
                                                              --------   --------
                                                              --------   --------
Supplemental disclosure of interest paid....................  $    211   $    383

                            HORIZON PHARMACIES, INC.

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases.......................  $    133   $     31
Issuance of common stock to reduce long-term debt...........     --            45
Issuance of common stock to purchase land...................     --            50
Reduction of income taxes payable from exercise of stock
  options...................................................     --            50
Acquisitions of businesses financed by debt and common
  stock:
  Accounts receivable and other.............................       195        279
  Inventories...............................................     2,375      5,353
  Property and equipment....................................       225      1,013
  Intangibles...............................................       905      6,041
                                                              --------   --------
                                                                 3,700     12,686
  Less cash paid............................................      (806)    (5,083)
                                                              --------   --------
  Assets acquired...........................................  $  2,894   $  7,603
                                                              --------   --------
                                                              --------   --------
Financed by:
  Notes payable.............................................  $  2,651   $    719
  Long-term debt............................................        62      3,872
  Advance by shareholder....................................       100      --
  Common stock..............................................        81      3,012
                                                              --------   --------
                                                              $  2,894   $  7,603
                                                              --------   --------
                                                              --------   --------

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1

    The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. (the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in the Company's Form 10-KSB, for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The Company's revenues and earnings are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three and nine month periods ended September 30, 1997 and 1998.

NOTE 2

    Common shares used in the calculation of basic and diluted earnings per share for the three months and nine months ended September 30, 1997 totaled 3,515,789 and 2,261,285, respectively. Weighted average common shares outstanding used in the calculation of basic earnings per share for the three months and nine months ended September 30, 1998 totaled 5,491,023 and 4,888,251, respectively. Common shares used in the calculation of diluted earnings per share for the three months and nine months ended September 30, 1998 were 5,758,417 and 5,458,879, respectively. The difference in the number of shares for 1998 is attributable to dilutive stock options and warrants.

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

    The pro forma provisions for income taxes included in the accompanying statements of operations for periods prior to July 1997 are based on an estimated effective tax rate of 35% presented as if the Company was required to pay income taxes in the periods presented. The income tax provisions for the three and nine month periods ended September 30, 1998 are based on an estimated actual tax rate of 39%.

    The financial statements for the three months and nine months ended September 30, 1997 include a provision (non-recurring) for deferred income taxes, resulting from a change in S corporation status related to the tax effect of cumulative temporary differences in financial and tax bases of net assets of $149 as of the date of completion of the Offering.

NOTE 4

    At September 30, 1998, the Company operated 41 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an

                            HORIZON PHARMACIES, INC.

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 4 (CONTINUED)
inventory supplier. A summary of acquisitions for the nine months ended September 30, 1997 and 1998 follows:

                                                                           ASSETS ACQUIRED
                                                          -------------------------------------------------
                                                                                       ACCOUNTS
                                                                                      RECEIVABLE
                                      STORES   PURCHASE                                  AND        DEBT     COMMON STOCK
NINE MONTHS ENDED SEPTEMBER 30       ACQUIRED    PRICE    INVENTORIES   INTANGIBLES   EQUIPMENT   INCURRED      ISSUED
-----------------------------------  --------  ---------  ------------  ------------  ----------  ---------  -------------
1997...............................       8    $   3,700  $     2,375   $       905   $     420   $  2,813   $         81
1998...............................      15       12,686        5,353         6,041       1,292      4,591          3,012

    The following unaudited pro forma results of operations data give effect to the acquisitions completed during the nine month periods ended September 30, 1997 and 1998 as if the transactions had been consummated as of January 1, 1997. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1997, or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions, reductions in employee benefits and rent expense and income taxes.

                                                      NINE MONTHS
                                                    ENDED SEPTEMBER
                                                          30,
                                                    ----------------
                                                     1997     1998
                                                    -------  -------
Unaudited pro forma information:
  Net revenues....................................  $60,077  $64,857
  Net income......................................    1,150    1,167
  Basic earnings per share........................      .28      .24
  Diluted earnings per share......................      .28      .21

    In October and November 1998, the Company acquired from third parties in purchase transactions four retail pharmacies and one home medical equipment operation. The total purchase price of $4,008 has been preliminarily allocated to inventories ($2,219), property and equipment ($287), intangibles ($1,309) and accounts receivable and other ($193). The purchases were financed by the issuance of shares of common stock (valued at $410), notes payable ($1,033) and cash ($2,565).

NOTE 5

    On June 16, 1998, the Company closed a private placement of 736,838 shares of Common Stock and warrants to purchase 41,000 shares of Common Stock. In connection with the private placement, the Company paid a finder's fee of $150 and other expenses of approximately $42. In October 1998, the Company registered these shares (as well as 32,750 additional shares of Common Stock) pursuant to two Registration Statements on Form S-3.

                            HORIZON PHARMACIES, INC.

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 6

    On July 2, 1998 the Company entered into a Credit Agreement with its primary supplier pursuant to which the supplier will provide the Company with a revolving loan facility up to $15,000 and a term loan of $3,000 for general corporate purposes and acquisitions. Availability of the revolving loan facility is subject to borrowing base requirements and compliance with loan covenants. As of September 30, 1998, the Company had borrowed $1,500 under the revolver.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The following discussion and analysis reviews the operating results of the Company for the three and nine months ended September 30, 1998 and compares those results to the comparable periods of 1997. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. The Company disclaims, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place reliance on these forward-looking statements.

    The Company's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing, full-line retail pharmacies and related businesses. In evaluating a retail pharmacy for potential acquisition, the Company (i) evaluates the target store's profits and losses for preceding years; (ii) reviews the store's income tax returns for preceding years; (iii) reviews computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyzes the store's location and competition in the immediate area; (v) reviews the store's lease agreement, if any; and (vi) assesses targeted areas for growth patterns and trends. Based on the Company's analysis of the foregoing items, the Company prepares an offer to purchase the particular store. To assess the reasonableness of the seller's purchase price, the Company considers the anticipated rate of return, payback period and the availability and terms of seller financing, it being generally desired that 50% of the purchase price be seller-financed with the balance split between cash and other consideration such as shares of the Company's common stock, par value $.01 per share (the "Common Stock").

    During the nine months ended September 30, 1997 and 1998, the Company acquired eight and 15 retail pharmacies, respectively. The primary measurement of the effect of acquisitions on the Company's operating performance is the number of store operating months, which is the number of months all stores were owned by the Company during the relevant measuring period. Acquisitions are expected to continue as the most significant factor in the Company's growth strategy. Since September 30, 1998, the Company has acquired four retail pharmacies located in Denison, Texas; Santa Fe, New Mexico; Sandwich, Illinois and Yorkville, Illinois. In addition the Company acquired a home medical equipment operation in Mineola, Texas.

    Currently, the Company's primary source of revenue is the sale of prescription drugs. During the three months ended September 30, 1997 and September 30, 1998, sales of prescription drugs generated 79.9% and 75.4% respectively of the Company's net revenues; during the nine months ended September 30, 1997 and 1998, prescription drugs generated 80.3% and 76.2% respectively of net revenues. Management expects the Company's prescription drug business to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, the Company anticipates that such sales will decrease as a percentage of the Company's total revenues and gross margins as the Company expands its home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                                 THREE MONTHS       NINE MONTHS
                                                    ENDED              ENDED
                                                SEPTEMBER 30,      SEPTEMBER 30,
                                               ----------------   ---------------
                                                1997      1998     1997     1998
                                               -------   ------   ------   ------
INCOME STATEMENT DATA
NET REVENUES:
  Prescription drugs sales...................   79.9%      75.4%    80.3%    76.2%
  Other sales and services...................   20.1%      24.6%    19.7%    23.8%
                                               -------   ------   ------   ------
    Total net revenues.......................  100.0%     100.0%   100.0%   100.0%

COSTS AND EXPENSES:
  Cost of sales--prescription drugs(1).......   68.8%      71.1%    69.4%    72.0%
  Cost of sales--other(2)....................   58.9%      56.6%    61.6%    55.5%
  Selling, general and administrative
    expenses(3)..............................   28.8%      28.2%    27.1%    27.5%
  Depreciation and amortization(3)...........    1.2%       1.1%     1.1%     1.1%
  Interest expense net(3)....................     .5%        .5%     1.0%      .5%
  Income before provision for income
    taxes(3).................................    2.8%       2.7%     2.9%     2.8%
  Net income (loss) (3)......................    (.2)%      1.6%     1.1%     1.7%

------------------------

(1) As a percentage of prescription drugs sales.

(2) As a percentage of other sales and services.

(3) As a percentage of total net revenues.

    Intangible assets, including but not limited to goodwill, pharmacy files and non-compete covenants, have historically represented a substantial portion of the Company's acquisition costs. Such assets are amortized over a period of not more than 40 years. Accordingly, the amortization of intangible assets is not expected to have a significant effect on the Company's future results of operations.

NET REVENUES

    The Company's total net revenues increased $13,442,442 or 195% to $20,322,128 for the three months ended September 30, 1998 compared to $6,879,686 for the three months ended September 30, 1997. The increase was attributable primarily to the increase of 138% in store operating months from 48 in the third quarter of 1997 to 114 in the third quarter of 1998. For the nine months ended September 30, 1998, the Company's total net revenue increased $31,071,575 or 173% to $49,011,320 compared to $17,939,745 for the nine months ended September 30, 1997. Operating store months increased 125% to 284 in the nine months ended September 30, 1998 as compared to 126 in the nine months ended September 30, 1997.

    The following tables show the Company's prescription drug gross margins and total revenues margins for the three and nine months ended September 30, 1997 and 1998:

                                                    GROSS MARGINS ON            GROSS MARGINS ON
                                                PRESCRIPTION DRUG SALES          TOTAL REVENUES
                                               --------------------------  --------------------------
                                                  AMOUNT      PERCENTAGE      AMOUNT      PERCENTAGE
                                               -------------  -----------  -------------  -----------
THREE MONTHS ENDED SEPTEMBER 30,
    1998.....................................  $   4,433,132        28.9%  $   6,599,705        32.5%
    1997.....................................  $   1,716,525        31.2%  $   2,284,997        33.2%
NINE MONTHS ENDED SEPTEMBER 30,
    1998.....................................  $  10,448,179        28.0%  $  15,640,928        31.9%
    1997.....................................  $   4,401,605        30.6%  $   5,762,472        32.1%

    The decrease in the gross margin on prescription drug sales and on total revenues from 1997 to 1998 was primarily the result of an increase in third-party sales, which have lower margins and the acquisition of new stores which historically have had lower margins than those of the Company.

    Sales of prescription drugs decreased from 79.9% of total revenues for the three months ended September 30, 1997 to 75.4% of total revenues for three months ended September 30, 1998. For the nine months ended September 30, 1998, sales of prescription drugs decreased to 76.2% of total revenues as compared to 80.3% for the nine months ended September 30, 1997. The Company expects that prescription drug sales will continue to decrease as a percentage of total revenues as the Company expands its home healthcare and other non-pharmaceutical sales and services whose gross margins exceed those of pharmaceutical sales.

    Same store sales increased from $6,507,451 in the third quarter of 1997 to $7,411,288 in the third quarter of 1998, an increase of 13.9%. Same store sales for the nine month period increased from $17,253,463 in 1997 to $19,610,071 in 1998, an increase of 13.7%. Management believes that the increases are primarily the result of increased advertising and promotions as well as an enhanced product mix.

COSTS AND EXPENSES

    Cost of sales increased $9,127,734 or 199%, from $4,594,689 in the three months ended September 30, 1997 compared to $13,722,423 in the three months ended September 30, 1998. For the nine month period cost of sales increased $21,193,119 or 174% from $12,177,273 in 1997 to $33,370,392 in 1998. These increases are primarily the result of increased sales volume resulting from the increased number of store operating months.

    Cost of sales as a percentage of total net revenues increased 0.7% from 66.8% in the three months ended September 30, 1997 to 67.5% in the three months ended September 30, 1998. For the nine month period cost of sales as a percentage of net revenues increased 0.2% from 67.9% in 1997 to 68.1% in 1998. These increases are primarily the result of increases in third party prescriptions, partially offset by the effects of management's continual monitoring and adjustment of prices to the consumer and the addition of non-pharmaceutical sales and services with lower cost of sales.

    Selling, general and administrative expenses increased from $1,978,932 in the three months ended September 30, 1997 to $5,731,517 in the three months ended September 30, 1998. Such expenses, expressed as a percentage of net revenues, were 28.8% and 28.2% for the three months ended September 30, 1997 and 1998, respectively. For the nine month period selling, general and administrative expenses increased from $4,868,718 in 1997 to $13,475,575 in 1998. Such expenses expressed as a percentage of net revenues, were 27.1% and 27.5% for the nine months ended September 30, 1997 and 1998, respectively. The amount of selling, general and administrative expenses in both the three and nine month periods increased primarily from the increase in the number of stores and store operating months. The percentage decrease of 0.6% in the three months ended September 30, 1998 as compared to the same period in 1997 is primarily the result of certain operating efficiencies attained through higher revenues generated by acquisitions and increased same store sales. The increase of 0.4% in the nine month period ended September 30, 1998 as compared to the same period in 1997 is primarily the result of costs incurred in connection with an increase in personnel costs to handle additional acquisitions and higher personnel costs associated with non-pharmaceutical sales and services.

    Interest expense was $57,835 in the third quarter of 1997 compared to $157,272 during the third quarter of 1998. For the nine month period interest expense increased from $200,748 in 1997 to $394,513 in 1998. The increase in interest expense resulted primarily from the increase in the Company's indebtedness associated with the Company's acquisitions.

    Interest and other income was $26,825 in the third quarter of 1997 compared to $64,433 in the third quarter of 1998. For the nine month period interest and other income increased from $25,393 in 1997 to $148,531 in 1998.

EARNINGS

    Net income for the three months ended September 30, increased $346,093 from a loss of ($13,314) in 1997 to a profit of $332,779 in 1998. For the nine months ended September 30, net income increased $630,837 or 325% from $194,142 in 1997 to $824,979 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities for the nine months ended September 30, 1998 was $2,324,874 as compared to net cash used of $823,275 for the nine months ended September 30, 1997. Increases in accounts receivable and inventories, due principally to the increase in number of stores owned which were partially offset by an increase in accounts payable and net income, were the primary reasons for the increased usage of cash.

    Net cash used in investing activities was $928,576 and $5,893,144 for the nine months ended September 30, 1997 and 1998, respectively. The principal cause of this difference was the increase in the number of stores acquired by the Company during the nine months ended September 30, 1998.

    Management expects that seller-financing of acquisitions, the proceeds of the private placement which closed June 16, 1998 and the Company's credit facilities will be sufficient to support the Company's current expansion schedule and ongoing acquisition activities for the next 12 months, although there can be no assurance that such proceeds will be adequate to support the Company's acquisitions during such period.

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

    Additionally, management is in the process of testing and evaluating point-of-sale ("POS") systems which will be installed in all the Company's retail locations during the next six to nine months. It is estimated that the POS system will enable the Company to more closely monitor pricing, inventory turns and promotions of nonpharmaceutical merchandise in the stores. The POS system will cost between $25,000 and $30,000 per location depending on the number of terminals installed. The Company expects to finance the POS system with capital leases.

YEAR 2000

    DESCRIPTION. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations which could disrupt the Company's normal business activities.

    The Company has completed its assessment of its software and hardware systems and has identified which of its information technology ("IT") systems, both operational and financial, could be significantly affected by the Year 2000 issue. The Company has determined that some existing software applications will need to be modified or replaced. Modifications to and/or replacement of certain existing software and systems are expected to be completed well in advance of 2000, although the Company has not yet begun its remediation efforts nor incurred any costs to make its IT systems Year 2000 compliant. At the present time, the Company is also continuing its assessment of its non-information technology ("Non-IT") systems which it expects to complete before June 30, 1999.

    In addition, the Company is in the process of gathering information and assurances from its key third party business partners with whom it has significant systems interfaces including but not limited to its primary supplier, the vendor of its pharmacy computers and the vendor of its accounting software system, regarding the status of their compliance with the Year 2000 issue. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources.

    The Company expects the cost to make such systems Year 2000 compliant to be between $20,000 and $50,000. The Company intends to develop a more detailed contingency plan during 1999 as more information is obtained from its key third party business partners.

    The failure to identify and correct material Year 2000 issues by the Company and/or certain key third party business partners could result in the interruption and/or failure of certain critical business operations. Such interruption and/or failure could materially and adversely affect the Company's results of operation, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the readiness of key third party distributors, IT suppliers, third party insurance plans, state and Federal insurance programs and financial institutions, the Company is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company does expect that its Year 2000 compliance audit of key third party business partners and its development of a contingency plan will significantly reduce the Company's level of uncertainty. The Company expects to complete its evaluation of the Year 2000 compliance and readiness of its key third party business partners with whom it has significant system interfaces early in 1999 and with all key third party business partners by June 30, 1999.

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

    GEOGRAPHIC CONCENTRATION. Currently, 19 of the Company's 45 retail pharmacies are located in Texas, and other retail pharmacies located in Texas may be acquired by the Company. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Texas economy and any significant healthcare legislative proposals enacted in the state of Texas.

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

    POSSIBLE NEED FOR ADDITIONAL CAPITAL. Although the Company believes that the proceeds from the private placement which closed in June 1998, combined with operating revenues and the Company's credit facilities available through McKesson Corporation ("McKesson") will be adequate to satisfy its capital requirements for the next 12 months, circumstances, including the acquisition of additional stores, may require the Company to obtain long or short-term financing to realize certain business opportunities. No assurance can be made that such financing will be obtained.

    RELIANCE ON SINGLE SUPPLIER. The Company has entered into a Supply Agreement with McKesson pursuant to which the Company agreed to purchase a substantial portion of its pharmaceutical and non-pharmaceutical inventory from McKesson. McKesson also provides the Company with order entry machines, shelf labels and other supplies used in connection with the Company's purchase and sale of such inventory. The Company believes that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although the Company believes that it could obtain its inventory through another similar distributor at competitive prices and upon competitive payment terms in the event its relationship with McKesson was terminated, there can be no assurance that the termination of such relationship would not adversely affect the Company's business.

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

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    RECENT SALES OF UNREGISTERED SECURITIES. On July 18, 1998 the Company issued to a corporation 37,623 unregistered shares of Common Stock in partial consideration of its acquisition of a retail pharmacy in Kansas City Missouri. On July 26, 1998 the Company issued to three corporations 11,388, 18,061 and 55321 unregistered shares of Common Stock in partial consideration of three pharmacies acquired in Houston, Texas. On July 31, 1998 the Company issued 12,682 unregistered shares of its Common Stock in partial consideration of its acquisition of a retail pharmacy in Blair, Nebraska. On August 6, 1998 the Company issued to two corporations 13,019 and 3,297 unregistered shares of Common Stock in partial consideration of its acquisition of a retail pharmacy and home medical equipment operation in Borger, Texas. On August 15, 1998 the Company issued to a corporation 8,854 unregistered shares of common stock in partial consideration of its acquisition of a retail pharmacy in Douglas, Wyoming. On October 31, 1998 the Company issued to a corporation 13,913 unregistered shares of Common Stock in partial consideration of its acquisition of a retail pharmacy in Santa Fe, New Mexico. On November 8, 1998 the Company issued 41,710 shares of unregistered Common Stock in partial consideration of its acquisition of two retail pharmacies in Sandwich and Yorkville, Illinois. The Company claimed exemption from registration of such shares under Section 4(2) of the Securities Act of 1933 on the basis that such issuances did not involve any public offering.

ITEM 5. OTHER INFORMATION.

    ACQUISITIONS. During the period from June 30, 1998 to the date of filing of this Report, the Company acquired twelve retail pharmacies, one closed door pharmacy and three home medical equipment operations as described below:

  DATE OF
ACQUISITION                         PHARMACY NAME                           STATE
-----------  ------------------------------------------------------------  --------
 7/12/98     Frederich Hallmark Pharmacy Company d/b/a Good Neighbor
               Pharmacy                                                    Missouri
 7/24/98     Martin Drug Corporation d/b/a Interurban Pharmacy                Texas
 7/25/98     Carlen Corporation d/b/a Briargrove Pharmacy                     Texas
 7/26/98     Stirniminn, Inc. d/b/a Kirkwood Pharmacy                         Texas
 7/31/98     CCB Consulting, Inc. d/b/a Barr Pharmacy, Blair Medical
               Supply, Barr Long Term Care Pharmacy                        Nebraska
 8/6/98      Borger Pharmacy, Inc. d/b/a Moore's Pharmacy and Moore's
               Home Health Care, Inc.                                         Texas
 8/15/98     Randolph A. and Diane M. Harrop d/b/a R-D Pharmacy & Books     Wyoming
 9/1/98      R.E. Drugs, Inc. d/b/a Alton Drugs                            Illinois
 9/29/98     John F. Jackson d/b/a Jackson Medical Equipment                  Texas
 10/29/98    Barrett Grocery Company, Inc. d/b/a Barrett Drug                 Texas
 10/31/98    R & R Professional Pharmacy, Inc.                                  New
                                                                             Mexico
 11/8/98     Holland's Drug Store, Inc. d/b/a Holland's Drug-Yorkville     Illinois
 11/8/98     Holland's Drug Store, Inc. d/b/a Holland's Drug- Sandwich     Illinois

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

 EXHIBIT NO.         NAME OF EXHIBIT
-------------  ---------------------------
       27.1        Financial Data Schedule

    (b)  Reports on Form 8-K

    During the three months ended September 30, 1998, the Company filed the following Current Reports on Form 8-K:

                                                                                                          FINANCIAL
                                                                                                         STATEMENTS
REPORT DATE  DATE FILED                                  ITEM REPORTED                                      FILED
-----------  -----------  ----------------------------------------------------------------------------  -------------
    7/2/98       8/4/98   Item 5. Other Events--Credit Agreement entered into between the Company and
                            McKesson Corporation                                                                N/A
   7/24/98       8/7/98   Item 2. Acquisition of Assets of Martin Drug Corporation d/b/a Interurban
                            Pharmacy, Carlen Corporation d/b/a Briargrove Pharmacy and Stirniminn,
                            Inc. d/b/a Kirkwood Pharmacy                                                         (1)
   7/31/98       8/6/98   Item 2. Acquisition of Assets of CCB Consulting, Inc. d/b/a Barr Pharmacy,
                            Barr Medical Supply and Barr Long Term Care Pharmacy                                 (2)
   5/30/98      8/14/98   Item 7. Financial Statements for Graham's Pharmacy and Home Health Center,
                            Inc. filed on Form 8-K/A
    8/6/98      8/21/98   Item 2. Acquisition of Assets of Borger Pharmacy, Inc. d/b/a Moore's
                            Pharmacy and Moore's Home Health Center, Inc.                                        (3)
    7/2/98      8/31/98   Item 5. Other Events--Second Amendment to Credit Agreement                            N/A
   8/15/98       9/9/98   Item 2. Acquisition of Assets of Randolph A. Harrop and Diane M. Harrop
                            d/b/a R-D Pharmacy & Books                                                           (4)

------------------------

(1) Filed by amendment on October 7, 1998.

(2) Filed by amendment on October 14, 1998.

(3) Filed by amendment on October 20, 1998.

(4) Filed by amendment on October 28, 1998.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HORIZON PHARMACIES, INC.,
                                a Delaware corporation

Date:    November 13, 1998      By:             /s/ RICKY D. MCCORD
                                     -----------------------------------------
                                                  Ricky D. McCord
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER

Date:    November 13, 1998      By:             /s/ JOHN N. STOGNER
                                     -----------------------------------------
                                                  John N. Stogner
                                              CHIEF FINANCIAL OFFICER