Form 10-K
period 1998-12-31
HORIZON PHARMACIES INC
filed 1999-04-15
CIK 1036260

===============================================================================

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

Commission File Number:  0-22403


                              HORIZON PHARMACIES, INC.
                        (Name of registrant in its charter)

                DELAWARE                                   75-2441557
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

              531 W. MAIN
             DENISON, TEXAS                                  75020
(Address of principal executive offices)                   (Zip Code)

                                    (903)465-2397
                           (Registrant's telephone number)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                              COMMON STOCK, $.01 PAR VALUE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                YES  X       NO
                                    ---         ---

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                YES  X       NO
                                    ---         ---

     There were 5,669,503 shares of HORIZON Pharmacies, Inc. common stock, par value $.01 per share, outstanding as of April 12, 1999. The aggregate market value of such common stock held by non-affiliates (based on the closing transaction price on the American Stock Exchange) was approximately $25,426,159.

                         DOCUMENTS INCORPORATED BY REFERENCE


The HORIZON Pharmacies, Inc. definitive proxy statement to be filed with the Commission on or before April 30, 1999 is incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

===============================================================================

                                        PART I

Item 1.   BUSINESS.

          (a)    GENERAL DEVELOPMENT OF BUSINESS.

          HORIZON Pharmacies, Inc. ("HORIZON") owns and operates a chain of retail pharmacies and related businesses located principally in the south central United States. In fiscal 1998 we acquired 21 pharmacies and at December 31, 1998, we owned 45 pharmacies and related businesses.

          In addition to our retail pharmacy business, we sell and lease home medical equipment and offer home healthcare services under the name HORIZON Home Care. We expect to acquire at least 15 new pharmacies and five home medical equipment operations in fiscal 1999, and 40 new pharmacies and 10 home medical equipment stores in fiscal 2000, and to have at least 100 pharmacies and at least 25 home medical equipment operations by fiscal 2001. Since December 31, 1998, we have acquired four pharmacies.

          The primary source of our revenue is the sale of prescription drugs. Prescription sales were 73.9% of net revenues for fiscal 1998 compared to 75.6% in 1997 and 80.0% in 1996. We expect prescription sales to continue to increase as we expand into new markets and increase our penetration in existing markets, and because of the demographic trend toward an aging population and the continued development of new pharmaceutical products. However, we expect prescription sales to continue to decrease as a percentage of our total net revenues and gross margins as we expand our home medical equipment and other non-pharmaceutical sales and services which have historically provided higher margins.

          As of December 31, 1998, we had one freestanding home medical equipment store and three pharmacies offering intravenous infusion services and home oxygen therapy. We also operate two "institutional" pharmacies which are located inside other facilities.

          (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

          Our primary business is the operation of retail pharmacies.

          (c)    NARRATIVE DESCRIPTION OF BUSINESS.

                 (i)    PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED.

                        PRESCRIPTIONS. Our primary focus is the sale of prescription and over-the-counter drugs. During 1998, we filled approximately 1,664,050 prescriptions, and sales of prescription drugs generated 73.9% of our total net revenues. We believe the trend toward an older population and the development of new prescription drugs and drug therapies may increase the demand for prescription drugs. In addition, the FDA is approving an increasing number of prescription products for sale over the counter which have historically shown significantly increased sales.

                        NONPHARMACEUTICAL MERCHANDISE. In addition to prescription drugs we sell a wide variety of gifts, over-the-counter drugs, health and beauty care products, greeting cards and numerous other products. Our stores also offer an assortment of convenience products including candy, food, tobacco products, books and magazines, household products, seasonal merchandise and toys. Certain stores also offer fresh floral arrangements, veterinary supplies, camera and photo accessories, photo processing, sporting goods, small electronics, batteries and audio and video tapes.

                        HOME HEALTHCARE SERVICES. Our Farmington, New Mexico store offers certain home healthcare services under the name HORIZON Home Care. Such services include: (i) respiratory therapy; (ii) patient services, including nursing and para-professional services; and (iii) infusion therapy. We are evaluating the possibility of converting additional stores into home healthcare centers at such time as proposed changes to the regulations governing this industry are finalized, which is not expected to occur in the immediate future.

                        WHOLESALE INJECTIBLES. Our Highland Ranch, Colorado operation purchases injectable pharmaceuticals directly from the manufacturer and resells them to physicians located in Colorado. We plan to apply for the licenses necessary to distribute pharmaceuticals and non-pharmaceuticals in nine additional states, which would enable us to expand our wholesale operations beyond Colorado.

                 The estimated contributions of various product classes to sales for each of the last three fiscal years are as follows:

                                                                  Percentage
                                                        -----------------------------
                 Product Class                            1996       1997       1998
                 -------------                          ------      ------     ------
                 Prescription Drugs                      80.04       75.60      73.92
                 Health and Beauty Aids                   9.97       10.21      10.32
                 Cards, Gifts & Jewelry                   2.54        3.00       3.92
                 Home Medical Equipment                   3.82        2.98       3.84
                 Home Health Care Services                0.00        4.61       2.42
                 Liquor & Tobacco                         0.61        0.37       0.85
                 Restaurant, Candy & Beverages            1.78        1.43       1.56
                 Photo                                    0.34        0.56       0.61
                 School Supplies & Toys                   0.37        0.44       1.00
                 Seasonal & Promotional                   0.53        0.80       1.56
                                                        ------      ------     ------
                 Total Revenues                         100.00      100.00     100.00


                 EXPANSION. We intend to continue to expand by acquiring small retail pharmacy chains, independent retail pharmacies and other related businesses primarily located in communities having populations of fewer than 50,000 persons, and in high income metropolitan markets where competition is focused on service. Our goal for the next two years is to acquire between 15 and 40 new retail pharmacies and between five and 10 home medical equipment operations in each of 1999 and 2000.

                 (ii)   STATUS OF PRODUCT OR SEGMENT.

                 Not applicable.

                 (iii)  SOURCES AND AVAILABILITY OF RAW MATERIALS.

                 We centrally purchase most of our inventory from McKesson Corporation and other vendors, enabling us to benefit from promotional programs and volume discounts offered by such companies. During 1998 McKesson supplied approximately 55% of our inventory.

                 (iv) PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD.

                 We market products under various trademarks and trade names and hold assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business. We also own franchises for the sale of hardware and electronics in two of our stores.

                 We do not consider any patent, trademark, license, franchise or concession to be of material importance to our business other than the trade names HORIZON Pharmacies and HORIZON Home Care and any other trade names under which we operate. In May 1997, we filed applications for Federal trademark protection of such trade names, which applications are currently pending. Additionally, we filed and received trademark protection for such trade names in the states of Texas and Oklahoma, and plan to file for additional state trademark protection in all states in which we operate.

                 (v)    SEASONAL VARIATIONS IN BUSINESS.

                 Our sales and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during
the winter and spring.   Accordingly, sales and profits are typically higher in
the first and fourth quarter of each year.

                 (vi)   WORKING CAPITAL PRACTICES.

                 During 1998 we financed acquisitions primarily using the proceeds of a private offering which closed in June 1998 (the "1998 Private Placement"), seller financing, a credit facility provided by McKesson and the issuance of common stock.

                 Retail pharmacy product sales are principally for cash. However, a growing percentage of our prescription drug volume has been accounted for by sales to customers covered by third-party payment programs. Third-party reimbursement accounted for approximately 59% of our prescription sales in 1998, 55% in 1997 and 52% in 1996, and we expect this trend to continue. Although contracts with third-party payors may increase the volume of prescription sales and gross profits, third-party payors typically negotiate lower prescription prices than those of non third-party payors. Accordingly, gross profit margins on sales of prescription drugs have been decreasing which is expected to continue.

                 (vii)  DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS.

                 We sell to numerous customers including various managed care organizations. Accordingly, we believe that the loss of any one customer or group of customers under common control would not have a material effect on our business. No customer accounts for 10% or more of our consolidated revenue.

                 (viii) BACKLOG ORDERS.

                 Not applicable.

                 (ix)   GOVERNMENT CONTRACTS.

                 We are not a party to any significant government contracts.

                 (x)    COMPETITIVE CONDITIONS.

                 The retail pharmacy business is highly competitive. We compete with other pharmacies primarily on the basis of customer service, convenience of location and store design, price, and product mix and selection. We also compete with mass merchants (including discounters and deep discounters), supermarkets, combination food and retail pharmacies, mail order distributors, hospitals and HMOs. These other formats have experienced significant growth in their market share of the prescription and over-the-counter drug business. Our home healthcare services compete with certain chain operations and independent single unit stores. Many of our competitors have greater financial resources than HORIZON.

                  (xi)  RESEARCH AND DEVELOPMENT ACTIVITIES.

                 We do not engage in any material research activities.

                 (xii)  ENVIRONMENTAL DISCLOSURES.

                 Federal, state and local environmental protection requirements have no material effect upon our capital expenditures, earnings or competitive position.

                 (xiii) NUMBER OF EMPLOYEES.

                 At December 31, 1998, we employed approximately 825 persons, about 340 of whom are part-time employees working less than 30 hours a week.

                 (xiv)  STORE LOCATIONS.

                 The following table summarizes the number, location and year of acquisition for each of our pharmacies, home medical equipment operations and wholesale company through April 15, 1999.


   STORE NO.   LOCATION                        ACQUIRED       STORE NO.              LOCATION                ACQUIRED
   ---------   --------                        --------       ---------              --------                --------
      1        Winnsboro, TX(1)                  1994            26         Highland Ranch, CO(1)(3)(4)        1998
      2        Princeton, TX(1)                  1994                       Canon City, CO(1)(2)(5)            1998
      3        Cuero, TX(1)                      1994            27         Steelville, MO(1)                  1998
      4        Bonham, TX(1)                     1995            28         Ennis, TX(1)                       1998
      5        Uvalde, TX(1)                     1995            29         Belen, NM(1)                       1998
      6        Cleburne, TX(1)(3)                1995            30         St. John, AZ(1)                    1998
      7        McLoud, OK(1)                     1995            31         Peralta, NM (1)(2)                 1998
      8        Farmington, NM(1)(2)(3)           1996            32         Las Vegas, NM(1)(2)                1998
      9        Tomah, WI(1)                      1996           32-b        Espanola, NM(2)                    1998
     10        Marion, VA(1)                     1996            33         Rosemount, MN(1)                   1998
     11        Covington, VA(1)                  1996            34         Kansas City, MO(1)                 1998
     12        Mineola, TX(1)                    1997            35         Houston, TX(1)                     1998
     13        Mt. Vernon, TX(1)                 1997            36         Houston, TX(1)                     1998
     14        McKinney, TX(1)(2)                1997            37         Houston, TX (1)                    1998
     15        Moriarity, NM(1)                  1997            38         Blair, NE (1)(2)                   1998
     16        Butte, MT(1)                      1997            39         Douglas, WY(1)                     1998
     17        Mesquite, TX(1)                   1997            40         Borger, TX(1)(2)                   1998
     18        Gering, NE(1)                     1997            41         Naperville, IL(1)                  1998
     19        Trinidad, CO(1)                   1997            42         Santa Fe, NM(1)(2)                 1998
     20        Canon City, CO(1)                 1997            43         Denison, TX(1)                     1998
     21        Raton, NM(1)                      1997            44         Yorkville, IL(1)                   1998
     22        Lockhart, TX(1)                   1997            45         Sandwich, IL(1)                    1998
               Cleburne, TX(2)                   1997            46         Pinetop, AZ(1)                     1999
     23        Dallas, TX(1)                     1997            47         Warsaw, IN(1)(2)                   1999
     24        Brookfield, MO(1)                 1997            48         Dodge City, KS(1)                  1999
     25        Floresville, TX(1)                1998            49         Columbia Heights, MN(1)            1999

-----------------
          (1)    Free-standing pharmacy.
          (2)    Home medical equipment offered.
          (3)    Closed-door institutional pharmacy.
          (4)    Wholesale company.
          (5) We also purchased the pharmacy files, inventory and equipment of two other pharmacies located in Canon City, Colorado which we consolidated into this pharmacy.

          (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

                 Not applicable.

Item 2.   PROPERTIES.

          Our principal offices are currently located at 531 W. Main, Denison,Texas, 75020, where we own a

15,000 square foot building. We also own a 5,500 square foot building in Princeton, Texas, the pharmacies located in Mt. Vernon and Mineola, Texas, and the furniture and fixtures in each of our stores. Substantially all of our retail stores operate under noncancellable leases, many of which expire within the next five years. In the normal course of business, however, we expect these leases will be renewed or replaced by leases on other properties. No single lease is material to our operations.

Item 3.   LEGAL PROCEEDINGS.

          From time to time, we may be involved in litigation relating to claims arising out of our normal business operation. No material legal proceedings were pending against HORIZON, any of its subsidiaries or any of their properties as of December 31, 1998.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of our stockholders during the fourth quarter of 1998.

                                       PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          MARKET INFORMATION. HORIZON's common stock trades on the American Stock Exchange under the symbol "HZP." The following table shows the high and low closing sales prices per share for the common stock from July 11, 1997, when it was first listed on AmEx, through December 31, 1998. In November 1997, the stock split and every two issued and outstanding shares of the common stock were converted into three shares of common stock. All share and per share amounts presented below have been retroactively adjusted to reflect the stock split.

                                           High          Low
                                          ------        -------
              FISCAL 1997
                Third Quarter              8            3 1/2
                Fourth Quarter            13 1/2        6 11/12
              FISCAL 1998
                First Quarter             11 1/2        8
                Second Quarter            15 7/8        9 5/8
                Third Quarter             16 1/4        7 3/8
                Fourth Quarter            12            5 5/8

          STOCKHOLDERS. As of April 12, 1999, there were 110 holders of record of the common stock according to the records maintained by our transfer agent. As of March 18, 1999, we had approximately 2,094 stockholders, including beneficial owners holding shares in street or nominee names.

          DIVIDENDS. We did not pay any dividends on the common stock during our two most recent fiscal years and we do not intend to pay any dividends in the foreseeable future.

          RECENT SALES OF UNREGISTERED SECURITIES. Since the filing of our latest Quarterly Report on Form 10-QSB on November 16, 1998, we issued 55,623 unregistered shares of common stock in connection with the acquisition of two stores. All such shares were issued to the sellers of such stores and were deemed exempt from registration pursuant to Rule 506 of Regulation D.

Item 6.   SELECTED FINANCIAL DATA.

                              SELECTED FINANCIAL DATA
                  (In thousands, except per share and store data)

                                            PERIOD FROM
                                            FEBRUARY 28,
                                              1994 TO
                                            DECEMBER 31,                     YEAR ENDED DECEMBER 31,
                                              1994 (1)          1995           1996              1997        1998
                                            ------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Total net revenues                          $   1,671       $  6,270      $   13,136    $   28,429     $   74,737
  Gross profit                                      595          1,898           4,194         9,297         20,226
  Income (loss) from operations                     169            279             551         1,025         (1,933)
  Interest expense                                   16            110             253           299            803
  Income (loss) before provision
    (credit) for income taxes                       154            176             302           807         (2,539)
  Provision (credit) for income taxes (2)            54             61             106           480           (360)
  Net income (loss)                                 100            115             196           327         (2,179)
  Basic earnings (loss) per share                   .12            .08             .13           .12           (.43)
  Diluted earnings (loss) per share                 .12            .08             .13           .11           (.43)
  Cash distributions per share (3)                  .14            .11             .19           .17              -

BALANCE SHEET DATA:
  Working capital                             $     600       $  1,029      $    1,563    $   11,287     $   20,438
  Total assets                                    1,268          3,545           6,589        20,654         46,647
  Long-term obligations                             346            930           1,467         3,531         13,512
  Total liabilities                                 576          2,266           4,839         8,815         26,219
  Shareholders' equity                              692          1,279           1,750        11,839         20,428

NUMBER OF STORES AT END OF PERIOD                     3              7              11            24             45

-------------------
(1)  We had no operations until February 28, 1994.

(2) See Note 1 "Income Taxes" in the accompanying consolidated financial statements regarding pro forma provisions for income taxes for periods prior to July 1997.

(3) Cash distributions were paid to shareholders during periods of S corporation status. No distributions or dividends have been made since the initial public offering in July 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS).

          OVERVIEW. Certain information in this annual report, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, prescription margins, number of new store openings, the level of capital expenditures and our success in addressing Year 2000 issues; as well as those that include or are preceded by the words "expects," "estimates," "believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

          The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year ended December 31, 1998, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by HORIZON; consumer preferences and spending patterns; competition from other retail pharmacy chains, supermarkets, other retailers and mail order companies; changes in state or Federal legislation or regulations; the efforts of third-party payors to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; the ability of HORIZON, its vendors and others to manage Year 2000 issues; our ability to successfully implement new computer systems and technology; and adverse determinations with respect to litigation or other claims. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

          HORIZON's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of full-line retail pharmacies. In evaluating a retail pharmacy for potential acquisition, we: (i) evaluate the target store's profits and losses for preceding years; (ii) review the store's tax returns for preceding years; (iii) review computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyze the store's location and competition in the immediate area; (v) review the store's lease agreement, if any; and (vi) assess targeted areas for growth patterns and trends. Based on our analysis of the foregoing items, we prepare an offer to purchase the particular store. To assess the reasonableness of the purchase price offered by a seller in connection with a potential acquisition, we consider the availability and terms of owner financing of approximately one-third of the purchase price, including such terms as rate of return and payback period, with the balance split between cash and other consideration such as our common stock.

          In 1996, 1997 and 1998 we acquired six, 14 and 21 retail pharmacies or related businesses, respectively. These acquisitions are the principal influence on our results of operations and financial condition. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores counted during the relevant measuring period. We expect that ongoing acquisitions will be the most significant factor in our growth strategy.

          Currently, our primary source of revenue is the sale of prescription drugs. During 1996, sales of prescription drugs generated 80.0% of our net revenues; during 1997, prescription drug sales generated 75.6% of revenues and during 1998, such sales generated 73.9% of revenues. We expect our prescription drug business to continue to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our total net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

          Our revenues and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits are typically highest in the first and fourth quarters of each year.

          RESULTS OF OPERATIONS. The following table sets forth the percentage relationship of certain income statement data:

                                                               YEAR ENDED DECEMBER 31,
          INCOME STATEMENT DATA                               1996      1997      1998
                                                             --------------------------
            Prescription drugs sales                          80.0%     75.6%     73.9%
            Other sales and services                          20.0%     24.4%     26.1%
                                                             -----     -----     -----
                   Total net revenues                        100.0%    100.0%    100.0%
                                                             -----     -----     -----
                                                             -----     -----     -----
         COSTS AND EXPENSES:
            Cost of sales - prescription drugs(1)             69.5%     71.2%     77.6%
            Cost of sales - other(2)                          62.3%     55.3%     59.8%
            Selling, general and administrative expenses(3)   26.4%     27.9%     28.5%
            Depreciation and  amortization(3)                  1.3%      1.2%      1.2%
            Interest expense(3)                                1.9%      1.1%      1.1%
         NET INCOME (loss)(3)(4)(5)                            1.5%      1.1%     (2.9%)

----------------
(1)  As a percentage of prescription drugs sales.
(2)  As a percentage of other sales and services.
(3)  As a percentage of total net revenues.
(4) After pro forma provisions for income taxes in 1996 and the first six months of 1997.
(5) After a one-time provision for deferred income taxes in 1997 resulting from a change in tax status.

          NET REVENUES. Our total net revenues increased $46,308 or 163%, to $74,737 in 1998 compared to $28,429 in fiscal 1997 and $13,136 in fiscal 1996.
The increase was attributable primarily to the increase in store operating months from 101 in fiscal 1996 and 193 in fiscal 1997 to 415 in fiscal 1998.

          Prescription drug sales increased by $33,755 or 157% to $55,248 or fiscal 1998 compared to $21,493 for fiscal 1997 and $10,515 for 1996. Third-party reimbursed sales accounted for approximately 59% of our total prescription sales in 1998, as compared to 55% in 1997 and 52% in 1996. Higher reimbursement sales have typically resulted in a decrease in gross margins due to the lower prices negotiated by third party payors. This decrease was partially offset, however, by our management of inventory levels and purchasing controls, which resulted in a slight margin percentage increase in 1996 and 1997. In 1998, the gross margin on prescription drug sales was down significantly due to unanticipated problems with our communications technology which prevented us from receiving daily updates of average wholesale pharmaceutical prices.

          The following tables show our prescription drug gross margins and total sales margins for 1996, 1997 and 1998:

                       GROSS MARGINS
              ON PRESCRIPTION DRUG SALES     GROSS MARGINS ON TOTAL REVENUES
              --------------------------     -------------------------------
    YEAR       AMOUNT         PERCENTAGE       AMOUNT          PERCENTAGE
    ----       ------         ----------       ------          ----------
    1998      $12,398            22.4%         $20,226            27.1%
    1997      $ 6,200            28.8%         $ 9,298            32.7%
    1996      $ 3,206            30.5%         $ 4,145            31.9%


          Sales of prescription drugs decreased from 80.0% of total revenues for 1996 to 75.6% of total revenues for 1997 and 73.9% of total revenues for 1998. We expect that prescription drug sales will continue to decrease as a percentage of total revenues as we expand our home healthcare and other non-pharmaceutical sales and services, whose gross margins exceed those of pharmaceutical sales.

          Same store sales for our first 11 stores increased from $12,928 in 1996 to $14,715 in 1997, an increase of 13.8%. Same store sales on our first 24 stores increased from $27,222 in 1997 to $31,000 in 1998, an increase of 13.9%. Management believes that these increases are primarily the result of increased advertising and promotions as well as an enhanced product mix. We currently have non-compete agreements with the previous owners of all of the stores we have acquired except for the Marion and Covington, Virginia stores, which were acquired from the Federal Trade Commission, and three stores located in Mineola, Mt. Vernon and McKinney, Texas, which we acquired from True Quality Pharmacies, Inc.

          COSTS AND EXPENSES. Cost of sales increased $35,379 or 185% to $54,511 in 1998 as compared to $19,132 in 1997 and $8,942 in 1996. This increase is primarily the result of increased sales volume due to the increased number of store operating months for the respective periods. Total cost of sales as a percentage of total revenues decreased 0.8% from 1996 to 1997 and increased by 5.6% from 1997 to 1998. This increase in cost of goods was caused by unexpected communications technology problems in receiving updated pricing information from our primary supplier during the last quarter of 1998. As a result our prescription prices to third party and cash customers were not increased when our cost of those prescription products increased. The problem was identified in February of 1999 and corrected in March of 1999 by switching to another provider of updated pricing information. As a result our gross margin on prescription drug sales declined from 30.5% in 1996 and 28.8% in 1997 to 22.4% in 1998, with a significant portion of the decline attributable to the failure to receive updated pricing and the balance due to an increase in prescriptions reimbursed through third party providers.

          The increase of $13,349 in selling, general and administrative expenses from $3,471 in 1996 and $7,943 in 1997 to $21,292 in 1998 is principally due to increased store count and resulting increased store operating months. Such expenses, expressed as a percentage of net revenues, were 28.5% for 1998 and 27.9% and 26.4% for 1997 and 1996, respectively. These increases in expenses as a percentage of net revenues were primarily due to an increase in personnel.

          Depreciation and amortization expense was $867 in 1998 compared to $329 in 1997 and $172 in 1996. The increase primarily resulted from our acquisition of stores in 1998 and 1997.

          Intangible assets, including but not limited to goodwill, pharmacy files and non-compete covenants, have historically represented a substantial portion of our acquisition costs. Such assets are amortized over a period of not more than 40 years. Accordingly, intangible assets are not expected to have a significant effect on our future results of operations.

           Interest expense was $803 in 1998 compared to $299 in 1997 and $253 in 1996. The increase in interest expense resulted primarily from the increase in our indebtedness associated with the acquisition of stores in 1998 and 1997.

          EARNINGS. Income (loss) before provision (credit) for income taxes decreased from $302 (2.3% of net revenues) in 1996 and $807 (2.8% of net revenues) in 1997, to a loss of $2,539 (3.4% of net revenues) in 1998, an increase of $505 (1.8% of net revenues) and a decrease of $3,346 (4.5% of net revenues), respectively.

          Because HORIZON operated as an S Corporation prior to its initial public offering, it had not incurred any income taxes prior to such time. As a result of the termination of its S Corporation election in connection with the initial public offering, we became a taxpaying entity subject to the payment of taxes on all non-exempt income at applicable Federal and state income tax rates. In 1997, we incurred a noncash one-time charge for deferred income taxes of $170 as a result of the change in tax status.

          In 1998 we incurred a net loss of $2,179 as compared to net income of $327 (after the one-time noncash charge for deferred taxes of $170) in 1997 and net income of $196 in 1996. The loss in 1998 resulted primarily from profits which were lost when our computer system failed to receive and/or process daily price updates on prescription drugs transmitted electronically from our wholesale supplier.

          LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities was $2,072 in 1998 as compared to $126 in 1997 and $29 provided by operations in 1996. The net loss of $2,179 in 1998 was primarily responsible for the increase in net cash used by operations. Typically, cash provided by operations is adequate to supply working capital and external sources of cash are used mainly to finance new store acquisitions. We believe that our working capital needs, including growth in accounts receivable and inventory will be funded by cash flow from operations. New store acquisitions and other capital expenditures will be funded by the McKesson credit facility and capital leases.

          The $6,717 net proceeds of a private placement closed June 16, 1998 was used to support an aggressive store acquisition program and for working capital. We believe that based on prior acquisitions, the average acquisition cost per store will be approximately $500 to $700 plus inventory based on such variables as store sales and profits. Management believes it will be able to obtain seller financing for approximately 30-40% of the cost of each such acquisition.

          McKesson currently provides us with a $18,000 credit facility, subject to certain restrictive covenants (including financial ratio requirements) which we must meet to maintain the credit facility. At December 31, 1998 we were in default of several of these covenants, but McKesson waived such defaults pursuant to an agreement executed April 15, 1999. At December 31, 1998, we had borrowed $8,500 under this credit facility.

          During January 1999, we acquired four additional stores; however, as a result of the loss incurred in 1998, we temporarily suspended acquisitions. We plan to resume acquisitions in the latter part of the second quarter or the third quarter. During 1999 we expect to fund such acquisitions with the existing credit facility, seller financing, cash flow from operations, the issuance of a limited number of restricted shares of common stock, and possibly another acquisition line of credit or equity offering. Thereafter we expect to fund acquisitions with cash flow from current operations, seller financing, and the public or private offering of certain equity or long-term debt securities.

          Because of the Federal moratorium on home healthcare licenses from September 1997 to January 1998, and the uncertainty of the current regulations, we do not plan to expand our home healthcare operations in 1999. We expect, however, to offer home medical equipment through stores which have not heretofore offered such equipment.

          IMPACT OF INFLATION AND CHANGING PRICES. Inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher operating costs is minimized by achieving operating efficiencies.

          FACTORS AFFECTING OPERATIONS.

          DEPENDENCE ON ACQUISITIONS FOR GROWTH. Our growth strategy depends upon our ability to continue to acquire, consolidate and operate existing free-standing pharmacies and related businesses on a profitable basis. We continually review acquisition proposals and are currently engaged in discussions with third parties with respect to possible acquisitions. We compete for acquisition candidates with buyers who have greater financial and other resources and may be able to pay higher acquisition prices than we are able to pay. To the extent we are unable to acquire suitable retail pharmacies, or to successfully integrate such stores into our operations, our ability to expand our business will be reduced significantly.

          SALES TO THIRD-PARTY PAYORS. We sell a growing percentage of our prescription drugs to customers who are covered by third-party payment programs. Although contracts with third-party payors may increase the volume of prescription sales and gross profits, third-party payors typically negotiate lower prescription prices than non third-party payors. Accordingly, gross profit margins on sales of prescription drugs have been decreasing and are expected to continue to decrease in future periods.

          RELIANCE ON MEDICARE AND MEDICAID REIMBURSEMENTS. Substantially all of our home healthcare revenues are attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans and HMOs. The amounts we receive from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Any substantial delays in reimbursement or significant reductions in the coverage or payment rates of third-party payors, or from patients enrolled in the Medicare or Medicaid programs, would have a material adverse effect on our revenues and profitability.

          EXPANSION. Our ongoing expansion will require us to implement and integrate enhanced operational and financial systems, and additional management, operational and financial resources. Our inability to implement and integrate these systems and/or add these resources could have a material adverse effect on our results of operations and financial condition. There can be no assurance we will be able to manage our expanding operations effectively or maintain or accelerate our growth. Although we experienced growth in net sales in 1996, 1997 and 1998, and increased profits in 1996 and 1997, we sustained a substantial loss in 1998 as a result of the malfunction of our computerized pricing system which failed to receive and/or integrate average wholesale price updates electronically transmitted from our primary supplier. While such malfunction has been corrected, there can be no assurance we will not experience other such problems related to expansion or that we will be able to maintain or increase net revenues.

          GOVERNMENT REGULATION AND HEALTHCARE REFORM. Pharmacists and pharmacies are subject to a variety of state and Federal regulations, and may be adversely affected by certain changes in such regulations. In addition, prescription drug sales represent a significant portion of our revenues and profits, and are a significant segment of our business. These revenues are affected by regulatory changes, including changes in programs providing for reimbursement of the cost of prescription drugs by third-party payment plans, such as government and private plans, and regulatory changes relating to the approval process for prescription drugs.

          REGULATION OF HOME HEALTHCARE SERVICES. Our home healthcare business is subject to extensive Federal and state regulation. Changes in the law or new interpretations of existing laws could have a material effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement for our products and services paid by government and other third-party payors.

          MALPRACTICE LIABILITY. The provision of retail pharmacy and home healthcare services entails an inherent risk of claims of medical and professional malpractice liability. We may be named as a defendant in such malpractice lawsuits and subject to the attendant risk of substantial damage awards. While we believe we have adequate professional and medical malpractice liability insurance coverage, there can be no assurance that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

          COMPETITION. The retail pharmacy and home healthcare businesses are highly competitive. We compete with national, regional and local retail pharmacy chains, independent retail pharmacies, deep discount retail pharmacies, supermarkets, discount department stores, mass merchandisers and other retail stores and mail order operations. Similarly, our home healthcare operations compete with other larger providers of home healthcare services including chain operations and independent single unit stores which are more established in that market and which offer more extensive home healthcare services than we offer. Most of our competitors have financial resources that are substantially greater than ours, and we cannot assure that we will be able to continue to successfully compete with such competitors.

          GEOGRAPHIC CONCENTRATION. Currently, 19 and 7 of our 49 retail pharmacies are located in Texas and New Mexico, respectively, and we plan to acquire other retail pharmacies located in such states. Consequently, our results of operations and financial condition are dependent upon general trends in the Texas and New Mexico economies and any significant healthcare legislative proposals enacted in those states.

          SUBSTANTIAL INDEBTEDNESS. We have incurred substantial debt and may incur additional indebtedness in the future in connection with our plan of acquisitions. Our ability to make cash payments to satisfy our debt will depend upon our future operating performance, which is subject to a number of factors including prevailing economic conditions and financial, business and other factors beyond our control. If we are unable to generate sufficient earnings and cash flow to service such debt we may have to refinance certain of these obligations or dispose of certain assets. In the event we are required to refinance all or any part of such debt, there can be no assurance that we will be able to effect such refinancing on satisfactory terms.

          POSSIBLE NEED FOR ADDITIONAL CAPITAL. We believe the proceeds from the 1998 Private Placement, operating revenues and the McKesson credit facility will be adequate to satisfy our capital requirements for the next 12 months, although circumstances, including the acquisition of additional stores, may require that we obtain additional long or short-term financing to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

          RELIANCE ON SINGLE SUPPLIER. We currently purchase approximately 70% of our inventory from McKesson, which also provides us with order entry machines, shelf labels and other supplies. We believe that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although we believe we could obtain our inventory through another distributor at competitive prices and upon competitive payment terms if our relationship with McKesson was terminated, there can be no assurance that the termination of such relationship would not adversely affect our business.

          POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. Our results of operations depend significantly upon the net sales generated during the first and fourth quarters, and any decrease in net sales for such periods could have a material adverse effect upon our profitability. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and should not be relied upon as an indication of future performance.

          YEAR 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations which could disrupt our normal business activities.

          We have established a plan to prepare our systems for the Year 2000 issue and to reasonably assure that our critical business partners are prepared. We have completed our assessment of all internal systems that could be significantly affected by the Year 2000 issue and have determined that we will be required to modify or replace portions of our software primarily related to our accounting and pharmacy systems. We believe that with modifications or replacements of the identified software programs, the Year 2000 issue can be mitigated. However, if all additional phases of the Year 2000 plan are not completed timely, the Year 2000 issue could have a material impact on our operations as discussed under "Risks and Contingency Plans." In addition, we are in the process of gathering information about the Year 2000 compliance status of our key third-party business partners.

          STATUS. Our internal information technology exposures are primarily related to four areas: (i) our financial accounting system; (ii) our management information systems comprising primarily stand-alone PCs; (iii) our pharmacy system used in connection with the dispensation of pharmaceuticals; and (iv) our point of sale system for our automated cash registers. As of December 31, 1998, we had completed upgrading our accounting and management informations systems, and we expect to complete software reprogramming and replacement for the pharmacy and point of sale systems no later than June 30, 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, we will test and implement the software. As of December 31, 1998, we had completed 35% of our testing and had implemented 90% of our remediated applications. Completion of the testing phase for all significant systems is expected by June 1, 1999 with all remediated systems fully tested and implemented by June 30, 1999.

          Our non-Information Technology systems consist primarily of miscellaneous office equipment which is not material to our business. The initial assessment of these systems has indicated that modification or replacement will not be necessary as a result of the Year 2000 issue. As such, we are not currently remediating this operating equipment. However, the existence of embedded technology is by nature more difficult to identify. While we believe that all significant non-Information Technology systems are Year 2000 compliant, we plan to continue testing our operating equipment and expect to complete the testing by September 30, 1999.

                 SIGNIFICANT THIRD PARTIES. Our significant third-party business partners consist of our suppliers, banks and third party insurance carriers. An initial inventory of significant suppliers and banks has been completed and letters mailed requesting information regarding each parties' Year 2000 compliance status. We intend to develop contingency plans by July 31, 1999 for suppliers that appear to have substantial Year 2000 operational risks which may include the change of suppliers to minimize such risks. We will continue our efforts to raise awareness and inform store managers of the risks posed by the Year 2000 throughout fiscal year 1999.

                 COSTS. Our Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test, and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding internal personnel costs, is estimated at $1,500 and is being funded by operating cash flows. As of December 31, 1998, we had incurred expenses of $300 related to the Year 2000 project. Of the total remaining project costs, approximately $1,000 is attributable to the purchase and implementation of new hardware and software and will be capitalized. The remaining $200 relates to remediation and testing of software and will be expensed as incurred.

                 RISKS AND CONTINGENCY PLANS. We believe we have an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the forward-looking nature and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. Despite the Year 2000 remediation efforts being made, it is likely that there will be disruptions and unexpected business problems during the early months of 2000. We plan to make diligent efforts to assess the Year 2000 readiness of our significant business partners and will develop contingency plans for critical areas where we believe our exposure to Year 2000 risk is the greatest. However, despite our efforts, we may encounter unanticipated third party failures, more general public infrastructure failures or a failure to successfully conclude our remediation efforts as planned. If the remaining Year 2000 plan is not completed timely, in addition to the implications noted above, we may be required to utilize manual processing of certain otherwise automated processes primarily related to partner compensation and cash management. Any one of these unforeseen events could have a material adverse impact on our results of operations, financial condition, or cash flows in 1999 and beyond.

Item 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS. We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding line of credit. The balance outstanding under the line of credit was $8,500 at December 31, 1998. The impact on our results of operations of a one-point interest rate change on balances outstanding under the line of credit would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements required by this Item are set forth beginning on page F-1 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On March 17, 1997, the Board of Directors approved the appointment of Ernst & Young LLP to replace Herold, Howard & Madsen P.C. as our independent auditors. In our view, this change was not the result of any disagreement relating to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. The reports issued by Herold, Howard & Madsen P.C. did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. At no time during the engagement of Herold, Howard & Madsen P.C. were there any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Herold, Howard & Madsen P.C., would have caused it to make a reference to the subject matter of the disagreement in connection with its report. Notwithstanding the engagement of Ernst & Young LLP as our independent auditors, Herold, Howard & Madsen P.C. continues to perform individual audits of certain acquired stores and to perform tax and other financial planning services.

                                       PART III

          In accordance with General Instruction E(3), a presentation of information required in response to Items 10, 11, 12 and 13 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days of the year end covered hereby, and shall be incorporated herein by reference when filed.

                                       PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) FINANCIAL STATEMENTS. A list of financial statements is contained in "Index to Financial Statements" on page F-1 hereof.

          (b) REPORTS ON FORM 8-K. During the last quarter of fiscal 1998 we filed the following Current Reports on Form 8-K:


  REPORT     REPORT      DATE
   TYPE       DATE      FILLED                ITEMS REPORTED                     FINANCIAL STATEMENTS FILED
  ------     ------     ------                --------------                     --------------------------
   8-K      11/8/98    11/18/98    Item 2 - Acquisition of Holland's Drug        8-K(A) filed 1/25/99
                                   Store, Inc. in Sandwich and Yorkville, IL

          (c) EXHIBITS. The exhibits listed below are included with this report. All employment contracts and compensatory plans or arrangements are marked with an asterisk (*).

Exhibit No.                         Name of Exhibit
-----------                         ---------------

    3.1. Articles of Incorporation of HORIZON Pharmacies, Inc., incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB filed electronically on August 14, 1998.

    3.2. Bylaws of HORIZON Pharmacies, Inc., incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-QSB filed electronically on August 14, 1998.

    4.1. HORIZON Pharmacies, Inc. 1998 Stock Option Plan incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 (File No. 333-62805).

    4.2. HORIZON Pharmacies, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 4.4 to our Registration Statement on Form SB-2, as amended (File No. 333-25257).

    4.3. Specimen Certificate of the common stock of HORIZON Pharmacies, Inc. incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (File 333-61987).

    4.4. Form of Warrant dated July 11, 1997 between HORIZON Pharmacies, Inc. and Capital West Securities, Inc. and ComVest Partners, Inc., incorporated herein by reference to Exhibit 4.2 of our

               Registration Statement on Form S-3 (File 333-61987).

    4.5. Warrant Agreement dated November 7, 1997 by and between HORIZON Pharmacies, Inc. and ComVest Partners, Inc. incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed electronically on April 15, 1998.

   10.1. Credit Agreement dated July 2, 1998 by and between the HORIZON Pharmacies, Inc. and McKesson Corporation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed electronically on August 4, 1998.

   10.2. First Amendment to the Credit Agreement dated as of July 20, 1998 incorporated herein by referenced to Exhibit 10.2 of our Current Report on Form 8-K filed electronically on August 4, 1998.

   10.3. Supply Agreement dated effective April 30, 1998 by and between HORIZON Pharmacies, Inc. and McKesson Corporation, incorporated herein by reference to Exhibit 10.1 of our Form 10-Q filed electronically on May 15, 1998.

   10.4. Form of Employment Agreement by and between HORIZON Pharmacies, Inc. and each of Rick D. McCord, R.Ph., Sy S. Shahid, Charlie
               K. Herr, R.Ph., Robert D. Mueller, R.Ph., and Nancy Papaneri, R.Ph., incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 (File No. 333-25257).

   10.5        Form of Lockup Agreement incorporated by reference to Exhibit
               10.5 to our Registration Statement on Form SB-2, as amended (File No. 333-25257).

   10.6. Purchase Agreement dated November 8, 1998 by and between HORIZON Pharmacies, Inc. and Holland's Drug Store, Inc., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed electronically on November 18, 1998.

   10.7. HORIZON Pharmacies, Inc. 401(k) Plan incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-43604).

   16.1. Letter of Herold, Howard & Madsen, P.C., Independent Auditors, relating to change in auditors incorporated herein by reference to Exhibit 16.1 to the Registration Statement on Form SB-2, as amended (File No. 333-61987).

   21.1. Subsidiaries of HORIZON Pharmacies, Inc., incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed electronically on April 15, 1997.

   23.1. Consent of Ernst & Young LLP, Independent Auditors (filed electronically herewith).

   27.1.       Financial data schedule (filed electronically herewith).

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   HORIZON PHARMACIES, INC.


Date: April 15, 1999               By: /s/ Ricky D. McCord
                                      ----------------------------------------
                                      Ricky D. McCord, President and Chief
                                      Operating Officer


Date: April 15, 1999               By: /s/ John N. Stogner
                                      ----------------------------------------
                                      John N. Stogner, Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                                 DATE
         ---------                        -----                                 ----
 /s/ Ricky D. McCord             Chairman of the Board of Directors,        April 15, 1999
-------------------------------  President and Chief Executive Officer
Ricky D. McCord, R.Ph.           Principal Executive Officer


 /s/ Sy S. Shahid                Executive Vice President,                  April 15, 1999
-------------------------------  Secretary, Director
Sy S. Shahid


 /s/ John N. Stogner             Chief Financial Officer, Treasurer,        April 15, 1999
-------------------------------  Director Principal Financial and
John N. Stogner                  Accounting Officer


 /s/ Charlie K. Herr             Director                                   April 15, 1999
-------------------------------
Charlie K. Herr, R.Ph.


 /s/ Michael F. Loy              Director                                   April 15, 1999
-------------------------------
Michael F. Loy


 /s/ Robert D. Mueller           Chief Operating Officer, Director          April 15, 1999
-------------------------------
Robert D. Mueller, R.Ph.


 /s/ Philip H. Yeilding          Director                                   April 15, 1999
-------------------------------
Philip H. Yeilding

FINANCIAL STATEMENTS

The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                                                                              PAGES
                                                                                                              -----
Report of Independent Auditors................................................................................ F- 1
Consolidated Balance Sheets at December 31, 1997 and 1998..................................................... F- 2
Consolidated Statements of Operations for each of the three years in the period ended
   December 31, 1998.......................................................................................... F- 4
Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998............................................................................. F- 5
Consolidated Statements of Cash Flows for each of the three years in the period ended
   December 31, 1998.......................................................................................... F- 6
Notes to Consolidated Financial Statements.................................................................... F- 8

FINANCIAL STATEMENT SCHEDULES

The Company has included the following schedule immediately following this Item
14:

Schedule II -Valuation and Qualifying Accounts................................................................ F-20

The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those financial statements.

                         Report of Independent Auditors

The Board of Directors and Shareholders
HORIZON Pharmacies, Inc.

We have audited the accompanying consolidated balance sheets of HORIZON Pharmacies, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item
14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HORIZON Pharmacies, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       ERNST & YOUNG LLP

Oklahoma City, Oklahoma
April 8, 1999, except for the second
  paragraph of note 4(A) as to which
  the date is April 15, 1999

                            HORIZON Pharmacies, Inc.

                           Consolidated Balance Sheets

                                                                                           DECEMBER 31,
                                                                                        1997              1998
                                                                                ------------------------------------
                                                                                          (In Thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                                          $  4,084         $  6,617
   Accounts receivable, less allowance of $112,000 in 1997 and $217,000 in
     1998:
       Third-party providers                                                             2,763            5,040
       Others                                                                            1,478            2,590
   Refundable income taxes                                                                   -              503
   Inventories, at the lower of specific identification cost or market                   7,901           18,084
   Other                                                                                   163              311
                                                                                ------------------------------------
Total current assets                                                                    16,389           33,145

Debt issue costs, net of accumulated amortization of $66,591                                 -               69

Property, equipment and capital lease assets:
   Property and equipment, at cost:
     Land and buildings                                                                    205              867
     Equipment                                                                           1,453            3,177
                                                                                ------------------------------------
                                                                                         1,658            4,044
   Less accumulated depreciation                                                           201              531
                                                                                ------------------------------------
   Property and equipment, net                                                           1,457            3,513

   Equipment under capital leases, net of accumulated amortization of
     $92,238 in 1997 and $184,975 in 1998                                                  282              530
                                                                                ------------------------------------
Property, equipment and capital lease assets, net                                        1,739            4,043

Intangibles, at cost:
   Noncompete covenants and customer lists                                                 973            1,981
   Goodwill                                                                              1,880            8,145
                                                                                ------------------------------------
                                                                                         2,853           10,126
   Less accumulated amortization                                                           327              736
                                                                                ------------------------------------
Intangibles, net                                                                         2,526            9,390
                                                                                ------------------------------------
                                                                                       $20,654          $46,647
                                                                                ------------------------------------
                                                                                ------------------------------------

                            HORIZON Pharmacies, Inc.

                                                                                           DECEMBER 31,
                                                                                      1997              1998
                                                                                ------------------------------------
                                                                                          (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $  3,670         $  7,889
   Accrued liabilities                                                                     614            1,438
   Notes payable                                                                           162              109
   Current portion of long-term debt                                                       572            3,104
   Current obligations under capital leases                                                 84              167
                                                                                ------------------------------------
Total current liabilities                                                                5,102           12,707



Long-term debt                                                                           3,333           13,159


Obligations under capital leases                                                           198              353


Deferred income taxes                                                                      182                -

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
   Common stock, $.01 par value, authorized 14,000,000 shares;
     issued 4,436,494 shares in 1997 and 5,623,743 shares in 1998                           44               56
   Additional paid-in capital                                                           11,517           22,343
   Retained earnings (accumulated deficit)                                                 278           (1,901)
                                                                                ------------------------------------
                                                                                        11,839           20,498
   Treasury stock, at cost; 6,081 shares in 1998                                             -               70
                                                                                ------------------------------------
Total shareholders' equity                                                              11,839           20,428
                                                                                ------------------------------------
                                                                                       $20,654          $46,647
                                                                                ------------------------------------
                                                                                ------------------------------------

SEE ACCOMPANYING NOTES.

                            HORIZON Pharmacies, Inc.

                      Consolidated Statements of Operations

                                                                              YEAR ENDED DECEMBER 31,
                                                                       1996             1997             1998
                                                              ------------------------------------------------------
                                                                      (In Thousands, Except Per Share Data)
Net revenues:
   Prescription drugs sales                                          $10,515           $21,493          $55,248
   Other sales and services                                            2,621             6,936           19,489
                                                              ------------------------------------------------------
Total net revenues                                                    13,136            28,429           74,737

Costs and expenses:
   Cost of sales and services:
     Prescription drugs                                                7,310            15,293           42,850
     Other                                                             1,632             3,839           11,661
   Depreciation and amortization                                         172               329              867
   Selling, general and administrative expenses                        3,471             7,943           21,292
                                                              ------------------------------------------------------
Total costs and expenses                                              12,585            27,404           76,670
                                                              ------------------------------------------------------
Income (loss) from operations                                            551             1,025           (1,933)

Other income (expense):
   Interest and other income                                               4                81              197
   Interest expense                                                     (253)             (299)            (803)
                                                              ------------------------------------------------------
Total other income (expense)                                            (249)             (218)            (606)
                                                              ------------------------------------------------------
Income (loss) before provision (credit) for
   income taxes                                                          302               807           (2,539)

Provision (credit) for income taxes                                      106               480             (360)
                                                              ------------------------------------------------------
Net income (loss)                                                  $     196         $     327         $ (2,179)
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

Basic earnings (loss) per share                                         $.13              $.12            $(.43)
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

Diluted earnings (loss) per share                                       $.13              $.11            $(.43)
                                                              ------------------------------------------------------
                                                              ------------------------------------------------------

SEE ACCOMPANYING NOTES.

                            HORIZON Pharmacies, Inc.

                 Consolidated Statements of Shareholders' Equity

                                                                             RETAINED
                                           COMMON STOCK      ADDITIONAL      EARNINGS          TREASURY STOCK          TOTAL
                                       --------------------   PAID-IN     (ACCUMULATED   ------------------------  SHAREHOLDERS'
                                          SHARES   AMOUNT     CAPITAL        DEFICIT)       SHARES      AMOUNT        EQUITY
                                       -----------------------------------------------------------------------------------------
                                                                           (In Thousands)
Balance at December 31, 1995                 854    $  9     $  1,340         $   (70)          -        $  -        $  1,279

Exercise of stock options                    160       1           79               -           -           -              80
Sales of stock                                64       1          321               -           -           -             322
Issuance of stock to reduce debt               4       -           20               -           -           -              20
Net income, exclusive of pro forma
   provision for income taxes
   of $106,000                                 -       -            -             302           -           -             302
Distributions to shareholders
   ($.19 per share)                            -       -            -            (253)          -           -            (253)
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1996               1,082      11        1,760             (21)          -           -           1,750

Sales of stock:
   Initial public offering                 1,380      14        5,522               -           -           -           5,536
   Private placement                         465       4        4,201               -           -           -           4,205
Issuance of stock in acquisitions             28       -          321               -           -           -             321
Issuance of stock to reduce debt               2       -           30               -           -           -              30
Net income, exclusive of pro forma
   provision for income taxes
   of $120,000                                 -       -            -             447           -           -             447
Distributions to shareholders
   ($.17 per share)                            -       -            -            (450)          -           -            (450)
Reclassification of accumulated
   deficit as a result of
   termination of S corporation
   status                                      -       -         (302)            302           -           -               -
Three-for-two stock split effected in
   the form of a dividend                  1,479      15          (15)              -           -           -               -
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1997               4,436      44       11,517             278           -           -          11,839

Exercise of warrants                          33       -          131               -           -           -             131
Exercise of stock options                    116       1          463               -           -           -             464
Issuance of stock in acquisitions            291       3        3,420               -           -           -           3,423
Issuance of stock to purchase land             6       -           50               -           -           -              50
Issuance of stock to reduce debt               5       -           45               -           -           -              45
Sales of stock                               737       8        6,717               -           -           -           6,725
Purchase of treasury stock                     -       -            -               -           6         (70)            (70)
Net loss                                       -       -            -          (2,179)          -           -          (2,179)
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 1998               5,624     $56      $22,343         $(1,901)          6        $(70)        $20,428
                                       -----------------------------------------------------------------------------------------
                                       -----------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                            HORIZON Pharmacies, Inc.

                      Consolidated Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31,
                                                                  1996       1997       1998
                                                                -------------------------------
                                                                        (In Thousands)
OPERATING ACTIVITIES

Net income (loss)                                               $   196    $    327    $ (2,179)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization of property, equipment
      and capital lease assets                                       64         192         391
    Amortization of intangibles                                     108         137         409
    Amortization of debt issue costs                                  -           -          67
    Loss on disposal of assets and other                              -           -          24
    Provision for uncollectible accounts receivable                  21         103         147
    Provision (credit) for deferred income taxes                      -         140        (140)
    Pro forma provision for income taxes                            106         120           -
    Changes in operating assets and liabilities, net of
      acquisitions of businesses:
        Accounts receivable                                        (847)     (2,425)     (3,094)
        Refundable income taxes                                       -           -        (503)
        Inventories                                                (717)     (1,014)     (2,089)
        Other current assets                                          4         (90)       (148)
        Bank overdraft                                              117        (247)          -
        Accounts payable                                            888       2,178       4,219
        Accrued liabilities                                         109         453         824
                                                                --------------------------------
Total adjustments                                                  (147)       (453)        107
                                                                --------------------------------
Net cash provided by (used in) operating activities                  49        (126)     (2,072)

INVESTING ACTIVITIES
Purchases of property and equipment                                (157)       (656)     (1,060)
Assets acquired for cash in acquisitions of businesses                -      (1,696)     (7,448)
                                                                --------------------------------
Net cash used in investing activities                              (157)     (2,352)     (8,508)

FINANCING ACTIVITIES
Borrowings                                                          211           -       8,811
Debt issue costs incurred                                             -           -        (136)
Principal payments on debt                                         (216)     (2,817)     (2,693)
Principal payments on obligations under capital leases              (19)        (64)       (119)
Issuances of stock, net of offering costs of none in 1996,
  $699,498 in 1997 and $275,344 in 1998                             402       9,740       7,320
Distributions to shareholders                                      (253)       (450)          -
Purchase of treasury stock                                            -           -         (70)
                                                                --------------------------------
Net cash provided by financing activities                           125       6,409      13,113
                                                                --------------------------------
Net increase in cash and cash equivalents                            17       3,931       2,533

Cash and cash equivalents at beginning of year                      136         153       4,084
                                                                --------------------------------
Cash and cash equivalents at end of year                        $   153    $  4,084    $  6,617
                                                                --------------------------------
                                                                --------------------------------


(CONTINUED ON FOLLOWING PAGE)

                            HORIZON Pharmacies, Inc.

                                                               YEAR ENDED DECEMBER 31,
                                                              1996      1997      1998
                                                             ---------------------------
                                                                     (In Thousands)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                   $  241    $  309    $   693
  Income taxes                                                    -         -        503

NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to property and equipment financed by debt         $  150    $   15    $     -
Equipment leased under capital leases                            88       216        357
Issuance of stock to reduce debt                                 20        30         45
Issuance of stock to purchase land                                -         -         50
Issuance of warrants to lender                                    -         -        553

Acquisitions of businesses financed by debt and
  common stock:
    Accounts receivable and other                            $   (2)   $  459    $   442
    Inventories                                               1,014     3,596      8,094
    Property and equipment                                       85       373      1,322
    Intangibles                                                 165     1,680      7,286
                                                             ---------------------------
                                                              1,262     6,108     17,144
    Less cash paid                                                -     1,696      7,448
                                                             ---------------------------
Assets acquired                                              $1,262    $4,412    $ 9,696
                                                             ---------------------------
                                                             ---------------------------
Financed by:
  Advance by shareholder                                     $    -    $  100    $     -
  Debt                                                        1,262     3,991      6,273
  Common stock                                                    -       321      3,423
                                                             ---------------------------
                                                             $1,262    $4,412    $ 9,696
                                                             ---------------------------
                                                             ---------------------------

SEE ACCOMPANYING NOTES.

                            HORIZON Pharmacies, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1997 and 1998
                        (In Thousands, Except Share Data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

HORIZON Pharmacies, Inc. (the "Company") owns and operates forty-five retail pharmacies located in thirteen states, including nineteen pharmacies located in Texas. Purchases from the Company's primary supplier were $8,077 in 1996, $18,344 in 1997 and $51,991 in 1998. Accounts payable to the primary supplier were $2,823 at December 31, 1997 and $6,013 at December 31, 1998.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and a wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. Accounts receivable are unsecured and consist principally of receivables from third-party providers (insurance companies and government agencies) under third-party payment plans. Certain of these receivables are recorded net of any allowances provided under the respective plans. Since payments due from certain third-party payers are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents include highly liquid investments with maturities of three months or less when purchased.

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are charged to expense as incurred and were $84 in 1996, $174 in 1997 and $649 in 1998.

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of thirty years for buildings and three to fifteen years for equipment. Amortization of equipment under capital leases is provided on a straight-line basis over the estimated useful lives of the equipment or over the terms of the leases, whichever is shorter. Intangibles are being amortized using the straight-line method over the terms of the noncompete covenants of two to seven years and estimated useful lives of customer lists and goodwill of five years and forty years, respectively. Debt issue costs are being amortized on a straight-line basis over the terms of the respective debt agreements.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amounts of assets might not be recoverable. The Company's primary test for an indicator of potential impairment is operating losses. The Company reviews each store for impairment quarterly, based upon expectations of undiscounted future cash flows.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

         The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and variable-rate debt approximate their fair value. The fair values of fixed-rate debt are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements. The fair values of debt were approximately $4,145 and $16,400 at December 31, 1997 and 1998, respectively.

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Prior to completion of an initial public offering (the "Offering") in July 1997, no income taxes were included in the Company's financial statements under provisions of subchapter S of the Internal Revenue Code. Upon completion of the Offering, the S status was automatically terminated and the Company became subject to income taxes. The pro forma provisions for income taxes for periods prior to July 1997 are based on an estimated effective tax rate of 35% and are presented as though the Company was required to pay income taxes in the periods presented. The 1997 financial statements include a provision for deferred income taxes of $170, resulting from a change in S corporation status related to the tax effect of cumulative temporary differences in financial and tax bases of net assets as of the date of completion of the Offering.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and directors with exercise prices equal to the fair values of the shares at the dates of grants. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation expense is recognized with respect to stock options granted at exercise prices equal to the market prices of the Company's common stock at the dates of grants.

EARNINGS PER SHARE

Weighted average common shares outstanding used in the calculation of basic earnings (loss) per share for 1996, 1997 and 1998 were 1,521,301, 2,769,236 and 5,065,545, respectively. Common shares used in the calculation of diluted earnings per share for 1996, 1997 and 1998 were 1,521,301, 2,864,804 and
5,065,545, respectively. The difference in the number of shares for 1997 is attributable to dilutive stock options of 56,844 and warrants of 38,724. Anti-dilutive employee stock options and warrants excluded for 1998 were 244,307 and 115,651, respectively. See Note 6 for a description of potentially dilutive securities of the Company.

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


2.   ACQUISITIONS

All of the Company's retail pharmacies have been acquired from third parties in purchase transactions. Such acquisitions have been structured as asset purchases and have included inventories, accounts receivable, store equipment and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. The number of pharmacies acquired amounted to four in 1996, thirteen in 1997, and twenty-one in 1998.

The following unaudited pro forma results of operations data gives effect to the acquisitions completed in 1996 and 1997 as if the acquisitions had been consummated as of January 1, 1996 and the acquisitions completed in 1998 as if the acquisitions had been consummated as of January 1, 1997. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1996 and January 1, 1997 or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to finance the acquisitions, adjustments to employee benefits and rent expense and income tax effects.

                                                            YEAR ENDED DECEMBER 31,
                                                         1996        1997        1998
                                                       ---------------------------------
         Unaudited pro forma information:
            Net revenues                               $41,758     $99,742     $105,210
                                                       ---------------------------------
                                                       ---------------------------------
            Net income (loss)                          $   886     $ 2,018     $ (1,649)
                                                       ---------------------------------
                                                       ---------------------------------
            Basic earnings (loss) per share            $   .40     $   .73     $   (.32)
                                                       ---------------------------------
                                                       ---------------------------------
            Diluted earnings (loss) per share          $   .40     $   .70     $   (.32)
                                                       ---------------------------------
                                                       ---------------------------------

During the period from January 1, 1999 to April 8, 1999, the Company acquired from third parties four retail pharmacies in purchase transactions. The total of the purchase prices of $4,002 has been preliminarily allocated to accounts receivable ($310), inventories ($1,731), property and equipment ($164) and intangibles ($1,797). The purchases were financed by assumption of debt of $184 and issuance of 8% notes payable to the sellers for $2,038, an aggregate 51,841 shares of common stock (valued at $554) and cash of $1,226.

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)

3.   INCOME TAXES

The provision (credit) for income taxes consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          1996      1997      1998
                                                         ---------------------------
         Current:
            Federal                                      $  -       $185     $(185)
            State                                           -         35       (35)
                                                         ---------------------------
                                                            -        220      (220)

         Deferred:
            Federal                                         -        (25)     (120)
            State                                           -         (5)      (20)
                                                         ---------------------------
                                                            -        (30)     (140)

         Deferred resulting from change in tax status       -        170         -
         Pro forma                                        106        120         -
                                                         ---------------------------

         Provision (credit) for income taxes             $106       $480     $(360)
                                                         ---------------------------
                                                         ---------------------------

The reconciliation of income tax computed at the federal statutory tax rate to provision (credit) for income taxes is:

                                                            YEAR ENDED DECEMBER 31,
                                                          1996      1997      1998
                                                         ---------------------------
         Tax at statutory rate                           $106       $282     $(889)
         State income taxes, net of federal tax
           benefit                                          -         20       (36)
         Effect of change in tax status                     -        170         -
         Increase in deferred tax asset valuation
           allowance                                        -          -       602
         Other                                              -          8       (37)
                                                         ---------------------------
         Provision (credit) for income taxes             $106       $480     $(360)
                                                         ---------------------------
                                                         ---------------------------


At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of $1,840 for income tax purposes that expire in 2013. For financial reporting purposes, a valuation

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


3.   INCOME TAXES (CONTINUED)


allowance of $602 has been recognized to offset the deferred tax asset related to this carryforward. If realized, the tax benefit for the NOLs will be credited to income taxes.

Deferred tax assets and liabilities consist of the following at December 31:

                                                                  1997     1998
                                                                  -------------
         Deferred tax liabilities:
           Property, equipment and capital lease assets           $ 50     $112
           Intangibles                                             132      194
                                                                  -------------
         Deferred tax liabilities                                  182      306

         Less deferred tax assets:
           Accounts receivable                                      42       82
           Inventories                                               -      105
           Debt issue costs                                          -       22
           Net operating loss carryforward                           -      699
                                                                  -------------
                                                                    42      908
           Less valuation allowance                                  -      602
                                                                  -------------
           Net deferred tax assets                                  42      306
                                                                  -------------
         Net deferred tax liabilities                             $140     $  -
                                                                  -------------
                                                                  -------------


4.   LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                                   1997       1998
                                                                  -----------------

         Borrowings under credit agreement (A)                    $    -    $ 8,500
         Installment notes due in varying installments
           (totaling $304 per month as of December 31,
           1998), including interest at rates ranging from
           4.75% to 11.5% and maturing on various dates from
           August 2000 to June 2011                                3,905      7,763
                                                                  -----------------
                                                                   3,905     16,263
         Less current portion of long-term debt                      572      3,104
                                                                  -----------------
         Long-term debt                                           $3,333    $13,159
                                                                  -----------------
                                                                  -----------------

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


4.   LONG-TERM DEBT (CONTINUED)

(A) In July 1998, the Company entered into a credit agreement with its primary supplier which provides for borrowings up to $15,000 under a revolver and $3,000 under a term loan. Borrowings are to be used for acquisitions and working capital purposes and bear interest at prime plus 1% (effective rate of 8.75% at December 31, 1998). Availability of the revolver is subject to a borrowing base determined by the supplier. Borrowings available and outstanding at December 31, 1998 consist of $5,500 under the revolver and $3,000 under the term loan and are payable in July 2003. Mandatory prepayment of borrowings under the revolver are required if the amount of cash and cash equivalents exceeds $5 million. At December 31, 1998, $1,617 of the revolver was classified as current. The agreement contains provisions which, among other things, limit the Company's ability to sell assets, incur additional debt and enter into transactions with related parties. The agreement also requires the Company to maintain at least a specified amount of tangible net worth and satisfy certain financial ratios.

         At December 31, 1998, the Company had not complied with several covenants of the credit agreement for which the Company received waivers from the supplier on April 15, 1999.

Long-term debt is collateralized by certain accounts receivable, inventories and property and equipment. Certain debt is collateralized by guarantees of certain shareholders.

Long-term debt maturing during the five years subsequent to 1998 is as follows:
1999--$3,104; 2000--$1,347; 2001--$1,409; 2002--$1,421; 2003--$7,995 and
2004--$956.

5.   LEASES

The Company leases most of its retail store facilities under noncancelable operating leases, many of which expire within seven years. These leases require the Company to pay for taxes, maintenance and insurance and contain renewal options, certain of which involve rent increases. Rent expense was $196 in 1996, $418 in 1997 and $1,138 in 1998.

                             HORIZON Pharmacies, Inc.

                          (In thousands, Except Share Data)


5.   LEASES (CONTINUED)

Components of obligations under capital leases for pharmacy computer equipment are as follows at December 31, 1997 and 1998:

                                                        1997           1998
                                                      ---------------------
Total minimum lease payments                            $352           $884
Less amount representing interest                         70            364
                                                      ---------------------
Present value of net minimum lease payments              282            520
Less amount due within one year                           84            167
                                                      ---------------------
Amount due after one year                               $198           $353
                                                      ---------------------
                                                      ---------------------

At December 31, 1998, the future minimum payments under operating and capital leases are as follows:

                                                        OPERATING    CAPITAL
         YEAR                                             LEASES     LEASES
         -------------------------------------------------------------------
         1999                                             $1,793      $270
         2000                                              1,545       232
         2001                                              1,435       202
         2002                                              1,125       167
         2003                                                888        13
         Thereafter                                        1,155         -
                                                        ------------------
         Total                                             7,941       884
         Less amount representing interest                     -       364
                                                        ------------------
                                                          $7,941      $520
                                                        ------------------
                                                        ------------------

6. SHAREHOLDERS' EQUITY

The Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix from time to time the number of shares to be included in each such class or series and the designations, preferences, qualifications, limitations, restrictions and rights of the shares of each such class or series.

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


6.   SHAREHOLDERS' EQUITY (CONTINUED)

In July 1997, the Company completed the Offering pursuant to which 1,380,000 shares of common stock and warrants to purchase 180,000 shares of common stock (exercisable until July 2002 at $4 per share) were sold. The proceeds of the Offering, net of expenses, amounted to $5,536 and were used to repay certain debt, acquire pharmacies, purchase property and equipment, and pay distributions to shareholders.

In October 1997, the Company completed a private placement of 465,000 shares of stock and warrants to purchase 30,000 shares of common stock (exercisable until November 2002 at $6.72 per share). The proceeds, net of expenses, amounted to $4,205 and were used to acquire pharmacies.

In May 1997, the shareholders of the Company approved a two-for-one split of the Company's common stock. In November 1997, the Board of Directors of the Company approved a three-for-two split of the Company's common stock in the form of a stock dividend. Shareholders received one additional share of common stock for each two shares held. In connection therewith, 1,478,834 shares of stock were issued and $15 was transferred from additional paid-in capital to common stock. The effects of the splits have been reflected retroactively in the accompanying financial statements.

In June 1998, the Company completed a private placement of 736,838 shares of stock and warrants to purchase 41,000 shares of common stock (exercisable until June 2003 at $9.50 per share). The proceeds, net of expenses, amounted to $6,725 and were used to acquire pharmacies.

During 1998, 32,750 shares of stock were issued upon exercise of warrants sold in the Offering. At December 31, 1998, 218,250 shares of common stock have been reserved for issuance upon exercise of the remaining warrants at prices ranging from $4 to $9.50 per share.

STOCK OPTIONS

In March 1997, the Board of Directors approved a stock option plan whereby options for up to 369,366 shares of common stock may be granted to key employees and directors. Options for 369,366 shares were granted by the Company in July 1997 at an option price equal to the market value of the Company's common stock at the date of grant. These options became exercisable in October 1997 and expire in July 2007.

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


6.   SHAREHOLDERS' EQUITY (CONTINUED)

In February 1998 and March 1999, the Board of Directors approved additional stock option plans whereby options for up to 1,050,000 shares of common stock may be granted to employees and directors at prices as specified in the plans on the dates the options are granted. Options granted in 1998 are generally exercisable in three equal annual installments commencing one year from the dates of grants and expire ten years from the dates of grants. Options for 430,000 shares were granted by the Company in 1998 at option prices equal to the market value of the Company's common stock at the dates of grant.

The following pro forma information presents net loss and diluted loss per share information as if the Company had accounted for stock options granted using the fair value method. The fair values of issued stock options were estimated at the dates of grants using a Black-Scholes option pricing model with the following assumptions for 1997 and 1998, respectively: weighted average risk-free interest rates of 6% and 5.75%; no dividends over the option terms; stock price volatility factors of 83.2 and 23, and weighted average expected option lives of two and one-half years and five years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

The pro forma information is as follows for the years ended December 31:

                                             1997       1998
                                           -------------------
          Net loss                         $(263)     $(2,489)
          Diluted loss per share           $(.09)     $  (.49)

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


6.   SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                     1997                       1998
                                            ---------------------      ----------------------
                                                        WEIGHTED                    WEIGHTED
                                                        AVERAGE                     AVERAGE
                                                        EXERCISE                    EXERCISE
                                             OPTIONS      PRICE        OPTIONS        PRICE
                                            ---------------------      ----------------------
Outstanding--beginning of year                     -      $   -         369,366       $4.00
Granted                                      369,366       4.00         430,000        8.38
Exercised                                          -          -        (116,101)       4.00
                                            --------                   --------
Outstanding--end of year                     369,366      $4.00         683,265       $6.75
                                            --------                   --------
                                            --------                   --------
Exercisable at end of year                   369,366      $4.00         253,265       $4.00
                                            --------                   --------
                                            --------                   --------
Weighted average fair value of options
  granted during the year                   $   6.11                  $   11.10


A summary of the Company's options as of December 31, 1998 follows:

                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                            -----------------------------------    --------------------
                                          WEIGHTED
                                           AVERAGE
                                          REMAINING    WEIGHTED                WEIGHTED
                              NUMBER     CONTRACTUAL   AVERAGE     NUMBER      AVERAGE
                                OF           LIFE      EXERCISE      OF        EXERCISE
RANGE OF EXERCISE PRICES      OPTIONS      (YEARS)       PRICE     OPTIONS       PRICE
----------------------------------------------------------------------------------------
$4.00                         253,265        8.5        $ 4.00     253,265       $4.00
$8.25 to $8.88                427,000        9.2          8.33           -           -
$14.38                          3,000        9.5         14.38           -           -
                            ------------------------------------------------------------
                              683,265        8.9        $ 6.75     253,265       $4.00
                            ------------------------------------------------------------
                            ------------------------------------------------------------

                            HORIZON Pharmacies, Inc.

                        (In Thousands, Except Share Data)


7.   EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan for eligible employees whereby each participant in the plan may contribute by payroll deduction up to 15% of their compensation. The Company may make matching contributions of a portion of each participant's contribution. The Company may also make a profit sharing contribution. Profit sharing contributions were none in 1996, none in 1997 and $67 in 1998.

8.   CONTINGENCIES

The Company has contingent liabilities for taxes, lawsuits and various other matters occurring in the ordinary course of business. Management of the Company believes that the ultimate resolution of these contingencies will not have a material adverse effect on the Company's financial position or results of operations.

                            HORIZON Pharmacies, Inc.

               Schedule II - Valuation and Qualifying Accounts

                                                      ADDITIONS       AMOUNTS
                                      BALANCE AT      CHARGED TO     WRITTEN OFF                  BALANCE
                                       BEGINNING      COSTS AND      AGAINST THE                  AT END
            DESCRIPTION                 OF YEAR        EXPENSES       ALLOWANCE     RECOVERIES    OF YEAR
------------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
Allowance for doubtful accounts
  receivable:
     Year ended:
       December 31, 1996                 $  8            $ 21            $ 9           $  -        $ 20
                                       ---------------------------------------------------------------------
                                       ---------------------------------------------------------------------
       December 31, 1997                 $ 20            $103            $11           $  -        $112
                                       ---------------------------------------------------------------------
                                       ---------------------------------------------------------------------
       December 31, 1998                 $112            $147            $42           $  -        $217
                                       ---------------------------------------------------------------------
                                       ---------------------------------------------------------------------