Form 10-K/A
period 1998-12-31
HORIZON PHARMACIES INC
filed 1999-04-30
CIK 1036260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-K/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

                          Commission file number 0-22403

                             HORIZON PHARMACIES, INC.
      (Exact name of registrant as specified in the San Juan Basin Royalty
                                Trust Indenture)

                DELAWARE                                         75-2441557
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

               531 W. MAIN                                         75020
             DENISON, TEXAS                                     (Zip Code)
(Address of principal executive officers)

                                (903) 465-2397
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                            WHICH REGISTERED
------------------------------------        ------------------------------------
    Common Stock, $.01 par value                   American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   /X/

     There were 5,669,503 shares of HORIZON Pharmacies, Inc. common stock, par value $.01 per share, outstanding as of April 12, 1999. The aggregate market value of such common stock held by non-affiliates (based on the closing transaction price on the American Stock Exchange) was approximately $25,426,159.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the company:

             NAME                         AGE            POSITION
                                          ---            --------
             Ricky D. McCord, R.Ph.       44      Chairman of the Board of
                                                  Directors, President and
                                                  Chief Executive Officer

             Robert D. Mueller            41      Chief Operating Officer
                                                  and Director

             Charlie K. Herr, R.Ph.       59      Southern Regional Manager
                                                  and Director

             Sy S. Shahid                 48      Executive Vice President
                                                  and Director

             John N. Stogner              55      Chief Financial Officer
                                                  and Director

             Michael F. Loy               48      Director

             Philip H. Yeilding           39      Director

--------------------


     RICKY D. MCCORD has served as HORIZON's President and Chief Executive Officer since the company's inception. Mr. McCord, who has been a licensed pharmacist in the State of Texas since 1977, was employed by True Quality Pharmacies, Inc., from 1977 through 1993. During such time, Mr. McCord served as pharmacist and store manager from 1977 to 1981, as district manager from 1982 to 1992, and as a director from 1980 through 1990. Mr. McCord was first elected to the Board of Directors in 1992, and his term expires in 2000.

     ROBERT D. MUELLER has served as HORIZON's Western Regional Manager since inception, and has served as Chief Operating Officer since March 1999. Mr. Mueller has been a practicing pharmacist since 1980, and is licensed in New Mexico, Oklahoma and Texas. Mr. Mueller served as Pharmacy Manager of True Quality Pharmacies, Inc. from August 1983 through August 1996, and as Staff Pharmacist for Eastland Memorial Hospital from September 1994 to August 1996. Mr. Mueller was first elected to the Board of Directors in 1997, and his term expires in 1999.

     CHARLIE K. HERR has served as HORIZON's Southern Regional Manager since the company's inception. Mr. Herr has been a practicing pharmacist since
1963, serving as Pharmacist in Charge for True Quality Pharmacies, Inc. from July 1969 February 1994. Mr. Herr is licensed to practice in Colorado,
Kansas, Missouri, New Mexico, Oklahoma, Texas and Virginia. Mr. Herr was first elected to the Board of Directors in 1992, and his term expires in 2000.

     SY S. SHAHID has served as HORIZON's Executive Vice President since the company's inception. From February 1989 to February 1994, Mr. Shahid served full-time as the Director of Management Information Systems of True Quality Pharmacies, Inc., and thereafter, until October 1996, he served part-time in the same capacity. Mr. Shahid served as Financial Systems Manager for 1st Texas Savings during 1988, and as Financial Systems Manager for Lomas and Nettleton during 1987. Mr. Shahid was first elected to the Board of Directors in 1997 and his term expires in 1999.

     JOHN N. STOGNER has served as the company's Chief Financial Officer since February 1998. From 1984 to 1998, he was a financial consultant and private investor. Mr. Stogner was an Executive Vice President and director of

FoxMeyer Drug Company from 1975 to 1984, and from 1968 to 1975, he was Vice President-Controller of Hardee's Food Systems, Inc. Mr. Stogner was first elected to the Board of Directors in 1999 and his term expires in 2001.

     MICHAEL F. LOY has served as managing partner of Mike Loy & Company, a firm of certified public accountants in Pittsburg, Kansas, since 1973. Since 1994, Mr. Loy has also served as president of Ag Service Centers, L.L.C. Mr. Loy has also been a director and shareholder of Southeast Kansas Bankshares since 1989. Mr. Loy was first elected to the Board of Directors in 1998, and his term expires in 1999.

     PHILIP H. YEILDING is a board certified physician's assistant. He has served as a physician's assistant and a director of the Wilson and Jones Health Center since January 1995. From August 1991 through December 1994, Mr. Yeilding was employed by the Farmersville Medical Center, from October 1989 to August 1991 he was employed by the Mitchell Family Care Center and from August 1988 to October 1989 he was employed by the McKellar Clinic, serving as a physician's assistant for each center and as a director of the Farmersville Medical Center. Mr. Yeilding was first elected to the Board of Directors in 1997, and his term expires in 2001.

     All executive officers are elected annually by the Board of Directors to serve until the next annual meeting of the Board of Directors and until their respective successors are chosen and qualified.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of the original and amended Forms 3 and 4 furnished to HORIZON during fiscal 1998, HORIZON does not know of any person who failed to file on a timely basis any reports required by Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER MATTERS

     SUMMARY COMPENSATION TABLE. The following information summarizes the annual and long-term compensation for services rendered to the company in all capacities for the fiscal years ended December 31, 1998, 1997 and 1996 of Mr. McCord, the company's President and Chief Executive Officer, and for the company's other four most highly compensated executive officers for the fiscal years ended December 31, 1998 and 1997. During 1996 no executive officer was paid compensation in excess of $100,000.

                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                                                                           AWARDS
                                                                                                        ------------
                                                                  ANNUAL COMPENSATION (1)                SECURITIES
                                                         ----------------------------------------        UNDERLYING
NAME AND PRINCIPAL POSITION                              YEAR         SALARY ($)        BONUS ($)        OPTIONS (#)
---------------------------                              ----         ----------       ----------      --------------
Ricky D. McCord                                          1998          133,333           30,000           67,500
Chairman, President and Chief Executive Officer          1997           94,362           21,000           86,742
                                                         1996           64,172           25,334               --

Robert D. Mueller                                        1998          108,353           24,380           57,500
Chief Operating Officer                                  1997           75,399           17,252           68,187

Charlie K. Herr                                          1998          108,353           24,380           57,500
Southern Regional Manager                                1997           75,187           17,252           71,508

Sy S. Shahid                                             1998          118,355           27,407           62,500
Executive Vice President and Secretary                   1997           88,526           19,757           79,247

John N. Stogner                                          1998           87,995           10,000           65,000
Chief Financial Officer

------------------------

(1) None of the named executive officers received any perquisites or other personal benefits in fiscal 1996, fiscal 1997 or fiscal 1998 that in the aggregate exceeded the lesser of $50,000 or 10% of such named executive officer's salary and bonus for such year.


     OPTION GRANTS TABLE. The following table provides information regarding options granted during fiscal 1998 to the named executive officers:

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                                                                    ANNUAL RATES OF
                           NUMBER OF                                                                  STOCK PRICE
                          SECURITIES        % OF TOTAL OPTIONS                                        APPRECIATION
                          UNDERLYING            GRANTED TO         EXERCISE OR                       FOR OPTION TERM
                            OPTIONS             EMPLOYEES          BASE PRICE      EXPIRATION     --------------------
NAME                      GRANTED (#)         IN FISCAL YEAR         ($/SH)           DATE         5% ($)     10% ($)
----                      -----------       ------------------     -----------     ----------     -------    ---------
Ricky D. McCord            67,500(1)               15.7               8.25           2/2/2008      27,844     55,688
Robert D. Mueller          57,500(1)               13.4               8.25           2/2/2008      23,719     47,438
Charlie K. Herr            57,500(1)               13.4               8.25           2/2/2008      23,719     47,438
Sy S. Shahid               62,500(1)               14.5               8.25           2/2/2008      25,781     51,563
John N. Stogner            30,000(1)                7.0               8.25           2/2/2008      12,375     24,750
                           35,000(2)                5.8               8.88         11/25/2008      15,540     31,080

---------------------

(1) Options were granted February 2, 1998 and each option becomes exercisable with respect to one-third of the shares of common stock underlying the option on each of the three anniversary dates of the grant of the options. The HORIZON Pharmacies, Inc. 1998 Stock Option Plan (the "1998 Plan") allows for the payment of the exercise price of an option with shares of HORIZON common stock, upon the approval of the Compensation Committee. In addition, the 1998 Plan permits an optionee under certain circumstances to cause the company to withhold shares issued upon the exercise of an option granted under that plan in payment of the taxes due upon the exercise of such option.

(2) Options were granted November 25, 1998 and each option becomes exercisable with respect to one-third of the shares of common stock underlying the option on each of the three anniversary dates of the grant of the option. Such shares were granted under the 1998 Plan.


     OPTION EXERCISES AND YEAR END VALUE TABLE. The following table shows information regarding stock options exercised during the last fiscal year by the named executive officers, and the estimated value of unexercised options held by such persons at December 31, 1998.

                                                                  NUMBER OF                VALUE OF UNEXERCISED
                                                            SECURITIES UNDERLYING              IN-THE-MONEY
                                                             UNEXERCISED OPTIONS                OPTIONS AT
                            SHARES                          AT FISCAL YEAR-END (#)         FISCAL YEAR-END ($)(1)
                          ACQUIRED ON       VALUE        ---------------------------    ---------------------------
      NAME                 EXERCISE      REALIZED ($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------         -----------    ------------    -----------   -------------    -----------   -------------
Ricky D. McCord             15,000       142,395 (2)       71,742          67,500         488,742        459,844
Robert D. Mueller           15,000       142,395 (2)       53,187          57,500         362,336        391,719
Charlie K. Herr             15,000       142,395 (2)       56,508          57,500         384,961        391,719
Sy S. Shahid                15,000       142,395 (2)       64,247          62,500         437,683        425,781
John N. Stogner                  0             0           30,000          35,000         204,375        238,438

-------------------

(1) Based on the difference between $10.8125, the closing price of the Common Stock on the American Stock Exchange on December 31, 1998, and the exercise price of $4.00 per share.

(2) Based on the difference between $10.493, the closing price of the Common Stock on the American Stock Exchange on the date of exercise, and the exercise price of $4.00 per share.


COMPENSATION OF DIRECTORS

         During the last fiscal year, HORIZON paid non-employee directors $1,000 for every meeting of the Board of Directors attended plus reimbursement for all ordinary and necessary expenses incurred in attending any such meeting. During such period, HORIZON also entered into an agreement with Carson A. McDonald which provided for his early resignation as a director and the payment to him of $12,000 and the grant of 3,000 stock options with an exercise price of $14.38 per share. HORIZON does not pay directors who are also officers or employees of the company for their services as directors. The HORIZON Pharmacies, Inc. 1997 Stock Option Plan provides for the grant of 10-year, non-qualified or incentive stock options to key employees, and the 1998 Plan provides for the grant of 10-year, non-qualified or incentive stock options to employees, employee-directors and non-employee directors.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     HORIZON is a party to employment agreements with each of Messrs. Herr, McCord, Mueller, Shahid and Stogner, each of which agreements extends through June 1, 2000. Each of the agreements automatically renews for additional three year terms unless terminated by either HORIZON or the respective employee. HORIZON may terminate each of the agreements without cause by giving the employee 90 days' written notice. Under the respective agreements Mr. McCord receives an annual salary of $120,000 and an annual bonus of $24,000; Mr. Shahid receives an annual salary of $112,568 and an annual bonus of $22,514; Messrs. Herr and Mueller each receive an annual salary of $97,518 and an annual bonus of $19,503; and Mr. Stogner receives an annual salary of $120,000 and an annual bonus of $20,000. For a period of two years following the termination of an employee, the employee is prohibited from engaging in or assisting in any business which is identical, competitive with or comparable to, HORIZON's business within any area in which the employee rendered services to HORIZON. Each agreement also includes a confidentiality clause which prohibits the employee subsequent to termination of employment from disclosing to third parties proprietary information relating to HORIZON. A state court charged with enforcing any of the referenced employment agreements may determine that such non-competition provisions are not enforceable in whole or in part.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Messrs. Loy and Yeilding served on the Compensation Committee during the last fiscal year, and during such time neither had any relationship with HORIZON or any other corporation of which disclosure was required.

     CHANGES IN CONTROL. The company knows of no arrangements (including the pledge by any person of securities of the company), the operation of which may result at a subsequent date in a change in control of the company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of shares of HORIZON's common stock as of April 12, 1999, by each stockholder known to be a beneficial owner of more than 5% of the common stock, by each of the executive officers named in the Summary Compensation Table, by each of HORIZON's directors and nominees, and by all of its directors and executive officers as a group.

          NAME AND ADDRESS
         OF BENEFICIAL OWNER                     NUMBER OF SHARES          PERCENT (1)
--------------------------------------           ----------------          -----------
White Rock Capital Management, L.P.(2)              1,098,338                 19.4
  3131 Turtle Creek Blvd., Suite 800
  Dallas, Texas 75219
Ricky D. McCord, R.Ph.(3)                             415,461 (4)              7.2
Robert D. Mueller, R.Ph.                              107,006 (5)              1.9
Charlie K. Herr, R.Ph.(3)                             373,647 (6)              6.2
Sy S. Shahid(3)                                       378,869 (7)              6.3
John N. Stogner                                        31,800 (8)               *
Philip H. Yeilding                                      6,766 (9)               *
Michael F. Loy                                         10,200                   *
Directors and executive  officers as a group        1,322,249 (10)            22.2
(seven persons)

-------------

 *   Less than 1%

(1) Unless otherwise noted, the company believes that each person named in the table has sole voting and investment power with respect to all shares beneficially owned by such person.

(2) Based on information set forth in the Schedule 13G dated February 5, 1999, filed with the SEC by White Rock Capital Management, L.P. ("White Rock Management"), White Rock Capital Partners, L.P. ("White Rock Partners"), White Rock Capital, Inc. ("White Rock Inc."), Joseph U. Barton and Thomas
     U. Barton, White Rock Inc., White Rock Management, Thomas U. Barton and Joseph U. Barton, as a group, were the beneficial owners of 1,098,338 shares of common stock, which number consists of (1) 901,000 shares held for the accounts of clients of White Rock Management (assumes the conversion of 33,700 warrants into 33,700 shares), (2) 185,500 shares held for the account of White Rock Partners (assumes the conversion of 6,600 warrants into 6,600 shares) and (3) 11,838 shares held for the account of White Rock Management (assumes the conversion of 700 warrants into 700 shares). White Rock Partners is the beneficial owner of the 185,500 shares held for its account (assumes the conversion of 6,600 warrants into 6,600 shares). White Rock Capital Management is the general partner of White Rock Partners. White Rock Inc. is the general partner of White Rock Management. Thomas U. Barton and Joseph U. Barton are the shareholders of White Rock Inc.

(3) Address is c/o HORIZON Pharmacies, Inc., 531 W. Main St., Denison, Texas 75020.

(4) Includes 71,742 shares of Common Stock subject to currently exercisable stock options.

(5) Includes 53,187 shares of Common Stock subject to currently exercisable stock options.

(6) Includes 56,508 shares of Common Stock subject to currently exercisable stock options.

(7) Includes 64,247 shares of Common Stock subject to currently exercisable stock options.

(8) Includes 30,000 shares of Common Stock subject to currently exercisable stock options.

(9) Includes 1,500 shares of Common Stock subject to currently exercisable stock options.

(10) Includes 275,684 shares of Common Stock subject to currently exercisable stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     HORIZON has adopted a policy that all transactions between it and related parties are subject to approval by a majority of all disinterested directors and must be on terms no less favorable than those that could be obtained from unrelated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HORIZON PHARMACIES, INC.


Date:  April 30, 1999                  By:  /s/ Ricky D. McCord
                                           ----------------------------------
                                                Ricky D. McCord
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer

      Signature                            Title                          Date
/s/ Ricky D. McCord           Chairman of the Board, President       April 30, 1999
-------------------------     and Chief Executive Officer
    Ricky D. McCord           (Principal Executive Officer

/s/ John N. Stogner           Chief Financial Officer,               April 30, 1999
-------------------------     Director (Principal Financial
    John N. Stogner           Officer and Principal Accounting
                              Officer)

/s/ Robert D. Mueller         Chief Operating Officer, Director      April 29, 1999
-------------------------
    Robert D. Mueller

/s/ Sy S. Shahid              Executive Vice President,              April 29, 1999
-------------------------     Director
    Sy S. Shahid

/s/ Charlie K. Herr           Director                               April 29, 1999
-------------------------
    Charlie K. Herr

/s/ Michael F. Loy            Director                               April 30, 1999
-------------------------
    Michael F. Loy

                              Director
-------------------------
    Philip H. Yeilding