Form 10-Q
period 1999-03-31
HORIZON PHARMACIES INC
filed 1999-05-19
CIK 1036260


                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  D.C. 20549

                                      FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended:    March 31, 1999

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                          Commission File Number  0-22403

                              HORIZON Pharmacies, Inc.
               (Exact name of registrant as specified in its charter)



                DELAWARE                               75-2441557
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)


                                  501 Main Street
                               Denison, Texas  75020
                      (Address of principal executive offices)
                                   (903) 465-2397
                          (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes /X/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Title of Each Class                 Outstanding at May 14, 1999
 Common stock, par value $.01 per share                 5,669,668

                                     FORM 10-Q
                                 TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 3
     Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . 3
     Condensed Consolidated Statements of Income (Unaudited) . . . . . . . . . 4
     Condensed Consolidated Statements of Cash Flows(Unaudited). . . . . . . . 5
     Notes to Condensed Consolidated Financial Statements(Unaudited) . . . . . 7
     Management's Discussion and Analysis of Financial Condition and
     Results of Operations.. . . . . . . . . . . . . . . . . . . . . . . . . . 8
     Quantitative and Qualitative Disclosures about Market Risks.. . . . . . .17

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .18
     Exhibits and Reports On Form 8-K. . . . . . . . . . . . . . . . . . . . .18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               HORIZON PHARMACIES, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                 DECEMBER 31,       MARCH 31,
                                                                                     1998              1999
                                                                                     ----              ----
                                                                                   (Audited)       (Unaudited)
Current assets:

         Cash and cash equivalents .........................................        $  6,617         $  4,322
         Accounts receivable, net:
                  Third-party providers ....................................           5,040            6,887
                  Others ...................................................           2,590            2,436
         Refundable income taxes ...........................................             503              503
         Inventories, at the lower of specific identification cost or market          18,084           20,629
         Other .............................................................             311              340
                                                                                    --------         --------
Total current assets .......................................................          33,145           35,117
Debt issue costs, net of accumulated amortization ..........................              69              119
Property, equipment and capital lease assets:
         Property and equipment:

                  Land and buildings .......................................             867              887
                  Equipment ................................................           3,177            3,528
                                                                                    --------         --------
                           Total ...........................................           4,044            4,415
         Less accumulated depreciation .....................................             531              652
                                                                                    --------         --------
         Property and equipment, net .......................................           3,513            3,763
Equipment under capital leases, net of accumulated amortization of
         $184,975 in 1998 and $232,779 in 1999 .............................             530              821
                                                                                    --------         --------
Total property, equipment and capital lease assets, net ....................           4,043            4,584
Intangibles, at cost:
         Noncompete covenants and customer lists ...........................           1,981            2,419
         Goodwill ..........................................................           8,145            9,601
                                                                                    --------         --------
                                                                                      10,126           12,020
                  Less accumulated amortization ............................             736              904
                                                                                    --------         --------
Intangibles, net ...........................................................           9,390           11,116
                                                                                    --------         --------
                  Total Assets .............................................        $ 46,647         $ 50,936
                                                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

         Accounts payable ..................................................        $  7,889         $  9,246
         Accrued liabilities ...............................................           1,438            1,500
         Notes payable .....................................................             109                -
         Current portion of long-term debt .................................           3,104            2,283
         Current obligations under capital leases ..........................             167              207
                                                                                    --------         --------
Total current liabilities ..................................................          12,707           13,235
Long-term debt .............................................................          13,159           15,852
Obligations under capital leases ...........................................             353              480
Shareholders' equity

         Preferred stock, $.01 par value, authorized 1,000,000  shares, none               -                -
issued .....................................................................
         Common stock, $.01 par value, authorized 14,000,000 shares;

         issued 5,623,743 shares in 1998 and 5,675,749 in 1999 .............              56               57
         Additional paid-in capital ........................................          22,343           22,896
         Accumulated deficit ...............................................          (1,901)          (1,514)
                                                                                    --------         --------
                                                                                      20,498           24,439
         Treasury Stock, at cost; 6,081 shares in 1998 and 1999  ...........              70               70
                                                                                    --------         --------
Total shareholders' equity .................................................          20,428           21,365
                                                                                    --------         --------
                                                                                    $ 46,647         $ 50,936
                                                                                    ========         ========

                              See accompanying notes.

                               HORIZON PHARMACIES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)



                                                              THREE MONTHS ENDED MARCH 31
                                                             ----------------------------
                                                               1998             1999
                                                               ----             ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:

         Prescription drugs sales ...................        $  9,800         $ 23,615
         Other sales and services ...................           3,022            7,370
                                                             --------         --------
Total net revenues ..................................          12,822           30,985
Costs and expenses:
         Cost of sales and services:

                  Prescription drugs ................           7,181           17,317
                  Other .............................           1,669            4,598
         Depreciation and amortization ..............             151              339
         Selling, general and administrative expenses           3,310            8,017
                                                             --------         --------
Total costs and expenses ............................          12,311           30,271
                                                             --------         --------
Income from operations ..............................             511              714
Other income (expense):
         Interest and other income ..................              51               70
         Interest expense ...........................            (104)            (397)
                                                             --------         --------
Total other income (expense) ........................             (53)            (327)
                                                             --------         --------
Income before provision

 for income taxes ...................................             458              387
Provision for income taxes (Note 3) .................             183                -
                                                             --------         --------
Net income ..........................................        $    275         $    387
                                                             ========         ========
Basic earnings per share (Note 2) ...................        $    .06         $    .07
                                                             ========         ========
Diluted earnings per share (Note 2) .................        $    .06         $    .07
                                                             ========         ========


                               See accompanying notes.

                               HORIZON PHARMACIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                                            MARCH 31,
                                                                                            ---------
                                                                                       THREE MONTHS ENDED
                                                                                      1998            1999
                                                                                      ----            ----
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES

Net income ..................................................................        $   275         $   387
Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization of property, equipment

                  and capital lease assets ..................................             82             169
         Amortization of Intangibles ........................................             68             168
         Provision for uncollectible accounts receivable ....................              2               -
         Provision (credit) for deferred income taxes .......................            (25)
         Changes  in operating assets and liabilities, net of acquisitions of businesses:

                  Accounts receivable .......................................           (776)         (1,383)
                  Inventories ...............................................           (647)           (815)
                  Other current assets ......................................            (24)            (66)
                  Accounts payable ..........................................            330           1,356
                  Accrued liabilities .......................................            103              61
                  Income taxes payable ......................................              8               -
                                                                                     -------         -------
Total adjustments ...........................................................           (879)           (510)
                                                                                     -------         -------
Net cash used in operating activities .......................................           (604)           (123)
INVESTING ACTIVITIES

Purchases of property and equipment .........................................           (136)           (383)
Assets acquired for cash in acquisitions of businesses ......................           (951)         (1,280)
                                                                                     -------         -------
Net cash used in investing activities .......................................         (1,087)         (1,663)
FINANCING ACTIVITIES
Borrowings ..................................................................              -              51
Debt issue costs incurred ...................................................              -              (3)
Principal payments on debt ..................................................           (203)           (511)
Principal payments on obligations under capital leases ......................            (26)            (46)
Issuance of common stock, net of offering costs .............................            224               -
                                                                                     -------         -------
Net cash used in financing activities .......................................             (5)           (509)
                                                                                     -------         -------
Net decrease in cash and cash equivalents ...................................         (1,696)         (2,295)
Cash and cash equivalents at beginning of period ............................          4,084           6,617
                                                                                     -------         -------
Cash and cash equivalents at end of period ..................................        $ 2,388         $ 4,322
                                                                                     =======         =======

Supplemental disclosure of interest paid ....................................        $   104         $   391





                                                                                            MARCH 31,
                                                                                            ---------
                                                                                       THREE MONTHS ENDED
                                                                                      1998            1999
                                                                                     -----            ----
                                                                                         (IN THOUSANDS)
NONCASH INVESTING AND FINANCING ACTIVITIES

Equipment leased under capital leases .......................................        $     -         $   213
Issuance of common stock to reduce long-term debt ...........................             20               -

Acquisitions of businesses financed by debt and common stock:

         Accounts receivable and other ......................................        $    13         $   310
         Inventories ........................................................          1,279           1,730
         Property and equipment .............................................            321             164
         Intangibles ........................................................          1,414           1,852
                                                                                     -------         -------
                                                                                       3,027           4,056
         Less cash paid .....................................................           (951)         (1,280)
                                                                                     -------         -------
         Assets acquired ....................................................        $ 2,076         $ 2,776
                                                                                     =======         =======

Financed by:

         Debt ...............................................................        $ 1,786         $ 2,222
         Common stock .......................................................            290             554
                                                                                     -------         -------
                                                                                     $ 2,076         $ 2,776
                                                                                     =======         =======

                             See accompanying notes.

                               HORIZON PHARMACIES, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

                         (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1

     The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in our Form 10-K, for the year ended December 31, 1998.
The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. HORIZON's revenues and earnings are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months ended March 31, 1998 and 1999.

NOTE 2

     Weighted average common shares outstanding used in the calculation of basic earnings per share for the three months ended March 31, 1998 and 1999 totaled 4,492,576 and 5,658,025, respectively. Common shares used in the calculation of diluted earnings per share for the three months ended March 31, 1998 and 1999 were 4,751,797 and 5,900,464, respectively. The difference in the number of shares for 1998 and 1999 is attributable to dilutive stock options and warrants of 259,221 and 242,439, respectively.

NOTE 3

     The provisions for income taxes included in the accompanying statements of income for the three months ended March 31, 1998 is based on an estimated effective tax rate of 40%. No income taxes are provided for in three months ended March 31, 1999 due to the existence of a net operating loss carry forward resulting from losses in the fourth quarter of 1998.

NOTE 4

     At March 31, 1999, we operated 49 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. A summary of acquisitions for the three months ended March 31, 1998 and 1999 follows:


                                                                ASSETS ACQUIRED
                                                    ----------------------------------------
                                                                                   ACCOUNTS
    THREE MONTHS                                                                  RECEIVABLE
       ENDED             STORES        PURCHASE                                       AND          DEBT            COMMON
      MARCH 31          ACQUIRED         PRICE      INVENTORIES    INTANGIBLES     EQUIPMENT     INCURRED       STOCK ISSUED
      --------          --------         -----      -----------    -----------     ---------     --------       ------------
1998..............          6           $3,027         $1,280         $1,414         $334         $1,786              $290
1999..............          4           $4,056         $1,730         $1,852         $474         $2,222              $554


     The following unaudited pro forma results of operations data give effect to the acquisitions completed during the three month periods ended March 31, 1998 and 1999 as if the transactions had been consummated as of January 1, 1998. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1998, or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions, reductions in employee benefits and rent expense and income taxes.

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            -----------------------------
                                                                                1998                1999
                                                                                ----                ----
  Unaudited pro forma information:
         Net revenues................................................          $ 26,073           $ 31,777
         Net income..................................................               520                443
         Basic earnings per share....................................               .09                .09
         Diluted earnings per share..................................               .09                .09


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (DOLLARS IN THOUSANDS)

OVERVIEW

     The following discussion and analysis reviews the operating results of Horizon for the three months ended March 31, 1999 and compares those results to the comparable period of 1998. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, you should not rely on these forward-looking statements.

     Horizon's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing, full-line retail pharmacies and related businesses. In evaluating a retail pharmacy for potential acquisition, we (i) evaluate the target store's profits and losses for preceding years; (ii) review the store's income tax returns for preceding years; (iii) review computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyze the store's location and competition in the immediate area; (v) review the store's lease agreement, if any; and (vi) assess targeted areas for growth patterns and trends. Based on our analysis of the foregoing items, we may prepare an offer to purchase the particular store. To assess the reasonableness of the seller's asking price, we consider the anticipated rate of return, payback period and the availability and terms of seller financing, it being generally desired that one-third of the purchase price be seller-financed with the balance split between cash and other consideration such as our Common Stock.

     During the three months ended March 31, 1998 and 1999, we acquired six and four retail pharmacies, respectively. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores during the relevant measuring period. We plan to continue making acquisitions as the most significant factor in our growth strategy.

     Currently, our primary source of revenue is the sale of prescription drugs. During the three months ended March 31, 1998, and March 31, 1999, sales of prescription drugs generated 76.4% and 76.2% respectively of net revenues. We expect our prescription drug business to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our overall net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

     Our net revenues and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits are typically highest in the fourth quarter and the first quarter of the ensuing year.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                     ---------
                                                              1998             1999
                                                              ----             ----
INCOME STATEMENT DATA
NET REVENUES:
   Prescription drugs sales.......................             76.4%            76.2%
   Other sales and services.......................             23.6%            23.8%
     Total net revenues...........................            100.0%           100.0%

COSTS AND EXPENSES:
   Cost of sales-prescription drugs(1)............             73.3%            73.3%
   Cost of sales-other(2).........................             55.2%            62.4%
   Selling, general and administrative expenses(3)             25.8%            25.9%
   Depreciation and amortization(3)...............              1.2%             1.1%
   Interest expense net(3)........................               .4%             1.1%
   Income before provision for income taxes(3)....              3.6%             1.2%
   Net income (3).................................              2.1%             1.2%

-------------
     (1)  As a percentage of prescription drugs sales.
     (2)  As a percentage of other sales and services.
     (3)  As a percentage of total net revenues.

     Intangible assets, including but not limited to goodwill, pharmacy files and non-compete covenants, have historically represented a substantial portion of our acquisition costs. Such assets are amortized over a period of not more than 40 years. Accordingly, the amortization of intangible assets is not expected to have a significant effect on our future results of operations.

NET REVENUES

     Our net revenues increased $18,163 or 142% to $30,985 for the three months ended March 31, 1999 compared to $12,822 for the three months ended March 31, 1998. The increase was attributable primarily to the increase in store operating months from 81 in the first quarter of 1998 to 144 in the first quarter of 1999.

     Sales of prescription drugs decreased from 76.4% of total revenues for the three months ended March 31, 1998 to 76.2% of total revenues for three months ended March 31, 1999. We expect that prescription drug sales will continue to decrease as a percentage of total revenues as the Company expands its home healthcare and other non-pharmaceutical sales and services whose gross margins exceed those of pharmaceutical sales.

     Same store sales for our first 27 stores increased from $12,381 in the first three months of 1998 to $13,670 in the first three months of 1999. Management believes that this increase of 10.4% is primarily the result of increased advertising and promotions as well as an enhanced product mix.

     The following tables show our prescription drug gross margins and total revenues margins for the three months ended March 31, 1998 and 1999;


                                                       GROSS MARGINS ON                 GROSS MARGINS ON
                                                   PRESCRIPTION DRUG SALES               TOTAL REVENUES
                                                   -----------------------               --------------
                                                    AMOUNT         PERCENTAGE         AMOUNT        PERCENTAGE
                                                    ------         ----------         ------        ----------
 Three Months Ended March 31,
           1999.............................        $  6,298         26.7%           $ 9,070            29.3%
           1998.............................        $  2,681         26.7%           $ 3,972            31.0%


     The decrease in the gross margin on other sales and services from 1998 to 1999 was primarily the result of the acquisition of new stores which historically have had lower margins than those of our existing stores.

COSTS AND EXPENSES

     Cost of sales increased $13,065 or 148% from $8,850 in the three months ended March 31, 1998 to $21,915 in the three months ended March 31, 1999. This increase is primarily the result of increased sales volume resulting from the increased number of store operating months.

     Our cost of sales as a percentage of total net revenues increased 1.7% from 69.0% in the three months ended March 31, 1998 to 70.7% in the three months ended March 31, 1999. This increase in total cost of sales is primarily due to an increase in the cost of other sales and resulting from our acquisition of stores with lower gross margins than we have historically incurred.

     Selling, general and administrative expenses increased from $3,310 in the three months ended March 31, 1998 to $8,017 in the three months ended March 31, 1999. Such expenses, expressed as a percentage of net revenues, were 25.8% and 25.9% for the three months ended March 31, 1998 and 1999, respectively. The amount increased principally due to increased store count and resulting increased store operating months.

     Depreciation and amortization increased to $339 or 1.1% of net revenues for the three months ended March 31, 1999 from $151 or 1.2% of net revenues for the three months ended March 31, 1998. This increase was due primarily to our purchase of new stores.

     Interest expense was $104 in the first quarter of 1998 compared to $397 during the first quarter of 1999. The increase in interest expense resulted primarily from the increase in debt associated with our acquisitions.

     Interest and other income was $51 in the first quarter of 1998 compared to $70 in the first quarter of 1999.

EARNINGS

     Pretax income was $387 for the three months ended March 31, 1999 as compared to $458 in the same period of 1998.

     Net income for the three months of 1999 rose to $387 from $275 in the comparable period of 1998, an increase of 40.7%. We incurred no income tax expense in 1999 as a result of a loss carryforward from the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended March 31, 1999 was $123 as compared to net cash used of $604 for the three months ended March 31, 1998. Increases in accounts receivable and inventories, which were partially offset by an increase in accounts payable and net income, were the primary reasons for the decreased usage of cash.

     Net cash used in investing activities was $1,087 and $1,663 for the three months ended March 31, 1998 and 1999, respectively. The principal cause of this difference was the increase in cost of stores acquired by the Company during the three months ended March 31, 1999.

     Cash decreased $2,295 during the three months ended March 31, 1999 from $6,617 at December 31, 1998 to $4,322 at March 31, 1999.

     Typically, cash provided by operations is adequate to supply working capital and external sources are used mainly to finance new store acquisitions and other capital expenditures. We believe that our working capital needs, including growth in accounts receivable and inventory, will be funded by cash flow from operations. New store acquisitions and other capital expenditures will be funded by the McKesson credit facility and capital leases. McKesson currently provides us with a $18,000 credit facility, subject to certain restrictive covenants (including financial ratio requirements) which we must meet to maintain the credit facility. At December 31, 1998 we were in default of several of these covenants, but McKesson waived such defaults pursuant to an agreement executed April 15, 1999. At December 31, 1998, we had borrowed $8,500 under this credit facility. We believe that, based on our prior acquisitions, the average acquisition cost per store will be approximately $500 to $700 plus inventory based on such variables as store sales, margins and profits. We also believe that we will be able to obtain seller financing for approximately 30% to 40% of such acquisition.

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

YEAR 2000

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

     STATUS

     Our internal information technology exposures are primarily related to four areas: (i) our financial accounting system; (ii) our management information systems comprising primarily stand-alone PCS; (iii) our pharmacy system used in connection with the dispensation of pharmaceuticals; and (iv) our point of sale system for our automated cash registers. As of March 31, 1999, we had completed upgrading our accounting and management information systems, and we expect to complete software reprogramming and replacement for the pharmacy and point of sale systems no later than June 30, 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, we will test and implement the software. As of March 31, 1999, we had completed 45% of our testing and had implemented 90% of our remediated applications. Completion of the testing phase for all significant systems is expected by June 1, 1999 with all remediated systems fully tested and implemented by June 30, 1999.

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

     SIGNIFICANT THIRD PARTIES

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

     COSTS

     Our Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test, and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding internal personnel costs, is estimated at $1,500 and is being funded by operating cash flows. As of March 31, 1999, we had incurred expenses of $300 related to the Year 2000 project. Of the total remaining project costs, approximately $1,000 is attributable to the purchase and implementation of new hardware and software and will be capitalized. The remaining $200 relates to remediation and testing of software and will be expensed as incurred.

     RISKS AND CONTINGENCY PLANS

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


     IMPACT OF INFLATION AND CHANGING PRICES

     Inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher operating costs is minimized by achieving operating efficiencies.

     FACTORS AFFECTING OPERATIONS

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

     SALES TO THIRD-PARTY PAYORS

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

     RELIANCE ON MEDICARE AND MEDICAID REIMBURSEMENTS

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

     EXPANSION

     Our ongoing expansion will require us to implement and integrate enhanced operational and financial systems, and additional management, operational and financial resources. Our inability to implement and integrate these systems and/or add these resources could have a material adverse effect on our results of operations and financial condition. There can be no assurance we will be able to manage our expanding operations effectively or maintain or accelerate our growth. Although we experienced growth in net sales in 1998 and 1999, and increased profits in 1998 and 1999, we sustained a substantial loss in the fourth quarter of 1998 as a result of the malfunction of our computerized pricing system which failed to receive and/or integrate average wholesale price updates electronically transmitted from our primary supplier. While such malfunction has been corrected, there can be no assurance we will not experience other such problems related to expansion or that we will be able to maintain or increase net revenues.

     GOVERNMENT REGULATION AND HEALTHCARE REFORM

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

     REGULATION OF HOME HEALTHCARE SERVICES

     Our home healthcare business is subject to extensive Federal and state regulation. Changes in the law or new interpretations of existing laws could have a material effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement for our products and services paid by government and other third-party payors.

     MALPRACTICE LIABILITY

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

     COMPETITION

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

     GEOGRAPHIC CONCENTRATION

     Currently, 19 and 7 of our 49 retail pharmacies are located in Texas and New Mexico, respectively, and we plan to acquire other retail pharmacies located in such states. Consequently, our results of operations and financial condition are dependent upon general trends in the Texas and New Mexico economies and any significant healthcare legislative proposals enacted in those states.

     SUBSTANTIAL INDEBTEDNESS

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

     POSSIBLE NEED FOR ADDITIONAL CAPITAL

     We believe the proceeds from operating revenues and the McKesson credit facility will be adequate to satisfy our capital requirements for the next 12 months, although circumstances, including the acquisition of additional stores, may require that we obtain additional long or short-term financing to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

     RELIANCE ON SINGLE SUPPLIER

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

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding line of credit. The balance outstanding under the line of credit was $8,678,248 at March 31, 1999. The impact on our results of operations of a one-point interest rate change on balances outstanding under the line of credit would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

                             PART II.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

         EXHIBIT NO.                    NAME OF EXHIBIT
         -----------                    ---------------
          3.1.         Articles of Incorporation of HORIZON Pharmacies, Inc.,
                       incorporated by reference to Exhibit 3.1 of our
                       Quarterly report on Form 10-QSB filed on August 14,
                       1998.
          3.2.         Bylaws of HORIZON Pharmacies, Inc., incorporated by
                       reference to Exhibit 3.2 of our Quarterly Report on Form
                       10-QSB filed on August 14, 1998.
          27.1         Financial Data Schedule


     (b)  Reports on Form 8-K

     During the three months ended March 31, 1999, the Company filed no Current Reports on Form 8-K.

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HORIZON Pharmacies, Inc.,
                                   a Delaware corporation


Date:     May 19, 1999             /s/ Ricky D. McCord
                                   -----------------------------------
                                   Ricky D. McCord
                                   President, Chief Executive Officer


Date:     May 18, 1999             /s/ John N. Stogner
                                   -----------------------------------
                                   John N. Stogner
                                   Chief Financial Officer