Form 10-Q
period 1999-06-30
HORIZON PHARMACIES INC
filed 1999-08-16
CIK 1036260

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Title of Each Class               Outstanding at August 12, 1999
  Common stock, par value $.01 per share                 5,878,307

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................3
         Financial Statements..............................................3
         Condensed Consolidated Balance Sheets.............................3
         Condensed Consolidated Statements of Income
                  (Unaudited)..............................................5
         Condensed Consolidated Statements of Cash Flows
                  (Unaudited)..............................................6
         Notes to Condensed Consolidated Financial Statements
                  (Unaudited)..............................................7
         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................9
         Quantitative and Qualitative Disclosures about Market Risks......18

PART II. OTHER INFORMATION................................................19
         Exhibits and Reports On Form 8-K.................................19

SIGNATURES................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            HORIZON PHARMACIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                              DECEMBER 31,       JUNE 30
                                                                                  1998             1999
                                                                              ------------     -----------
                                                                               (Audited)       (Unaudited)
                                                                                     (In thousands)
Current assets:
   Cash and cash equivalents................................................    $ 6,617          $ 3,275
   Accounts receivable, net:
      Third-party providers.................................................      5,040            5,954
      Others................................................................      2,590            3,003
   Refundable income taxes..................................................        503              246
   Inventories, at the lower of specific identification cost or market......     18,084           21,925
   Other....................................................................        311              476
                                                                                ------------------------
Total current assets........................................................     33,145           34,879
Debt issue costs, net of accumulated amortization...........................         69              131
Property, equipment and capital lease assets:
   Property and equipment:
      Land and buildings....................................................        867            1,090
      Equipment.............................................................      3,177            3,753
                                                                                ------------------------
        Total...............................................................      4,044            4,843
   Less accumulated depreciation............................................        531              774
                                                                                ------------------------
   Property and equipment, net..............................................      3,513            4,069
Equipment under capital leases, net of accumulated amortization of
   $184,975 in 1998 and $303,211 in 1999....................................        530              896
                                                                                ------------------------
Total property, equipment and capital lease assets, net.....................      4,043            4,965
Intangibles, at cost:
   Noncompete covenants and customer lists..................................      1,981            2,638
   Goodwill.................................................................      8,145           12,514
                                                                                ------------------------
                                                                                 10,126           15,152
      Less accumulated amortization.........................................        736            1,084
                                                                                ------------------------
Intangibles, net............................................................      9,390           14,068
                                                                                ------------------------
      Total Assets..........................................................    $46,647          $54,043
                                                                                ------------------------
                                                                                ------------------------

                            HORIZON PHARMACIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            DECEMBER 31,       JUNE 30
                                                                                1998             1999
                                                                            ------------     -----------
                                                                             (Audited)       (Unaudited)
                                                                                   (In thousands)
Current liabilities:
   Accounts payable.......................................................   $ 7,889           $ 8,990
   Accrued liabilities ...................................................     1,438             1,455
   Notes payable..........................................................       109                 -
   Current portion of long-term debt......................................     3,104             2,306
   Current obligations under capital leases...............................       167               253
                                                                             -------------------------
Total current liabilities.................................................    12,707            13,004
Long-term debt............................................................    13,159            17,557
Obligations under capital leases..........................................       353               597
Shareholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none issued..........................................................        --                --
   Common stock, $.01 par value, authorized 14,000,000 shares;
     issued 5,623,743 shares in 1998 and 5,884,388 in 1999................        56                59
   Additional paid-in capital.............................................    22,343            24,171
   Accumulated deficit....................................................    (1,901)           (1,275)
                                                                             -------------------------
                                                                              20,498            22,955
   Treasury Stock, at cost; 6,081 shares in 1998 and 1999.................        70                70
                                                                             -------------------------
Total shareholders' equity................................................    20,428            22,885
                                                                             -------------------------
                                                                             $46,647           $54,043
                                                                             -------------------------
                                                                             -------------------------

                             See accompanying notes.

                            HORIZON PHARMACIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------     -------------------------------------
                                                1998              1999                   1998              1999
                                                ----              ----                   ----              ----
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
   Prescription drugs sales............        $12,206           $23,798                 $22,005          $47,413
   Other sales and services............          3,661             7,742                   6,684           15,112
                                               -------------------------                 ------------------------
Total net revenues.....................         15,867            31,540                  28,689           62,525
Costs and expenses:
   Cost of sales and services:
      Prescription drugs...............          8,809            17,545                  15,990           34,862
      Other............................          1,989             4,899                   3,658            9,497
   Depreciation and amortization.......            179               378                     330              717
   Selling, general and
    administrative expenses............          4,434             8,120                   7,744           16,137
                                               -------------------------                 ------------------------
Total costs and expenses...............         15,411            30,942                  27,722           61,213
                                               -------------------------                 ------------------------
Income from operations.................            456               598                     967            1,312
Other income (expense):
   Interest and other income...........             33                51                      84              121
   Interest expense....................           (133)             (410)                   (237)            (807)
                                               -------------------------                 ------------------------
Total other income (expense)...........           (100)             (359)                   (153)            (686)
                                               -------------------------                 ------------------------
Income before provision
 for income taxes......................            356               239                     814              626
Provision for income taxes
 (Note 3)..............................            139                --                     322               --
                                               -------------------------                 ------------------------
Net income ............................        $   217           $   239                 $   492          $   626
                                               -------------------------                 ------------------------
                                               -------------------------                 ------------------------
Basic earnings per share (Note 2)......        $   .05           $   .04                 $   .11          $   .11
                                               -------------------------                 ------------------------
                                               -------------------------                 ------------------------
Diluted earnings per share (Note 2)....        $   .04           $   .04                 $   .10          $   .11
                                               -------------------------                 ------------------------
                                               -------------------------                 ------------------------

                             See accompanying notes.

                            HORIZON PHARMACIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   JUNE 30,
                                                                                               SIX MONTHS ENDED
                                                                                           1998               1999
                                                                                           ----               ----
                                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..........................................................................      $   492          $   626
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization of property, equipment
      and capital lease assets......................................................          177              362
   Amortization of intangibles and other............................................          153              355
   Provision for uncollectible accounts receivable..................................           35               41
   Provision (credit) for deferred income taxes.....................................          (25)              --
   Changes in operating assets and liabilities, net of acquisitions of businesses:
      Accounts receivable...........................................................       (1,532)            (988)
      Refundable income taxes.......................................................           --              257
      Inventories...................................................................       (1,470)          (1,727)
      Other current assets..........................................................         (139)            (202)
      Accounts payable..............................................................          336            1,101
      Accrued liabilities...........................................................           65               17
      Income taxes payable..........................................................          109               --
                                                                                          ------------------------
Total adjustments...................................................................       (2,291)            (784)
                                                                                          ------------------------
Net cash used in operating activities...............................................       (1,799)            (158)
INVESTING
Purchase of land....................................................................          (80)              --
Purchases of property and equipment.................................................         (267)            (684)
Assets acquired for cash in acquisitions of businesses..............................       (1,966)          (2,543)
                                                                                          ------------------------
Net cash used in investing activities...............................................       (2,313)          (3,227)
FINANCING ACTIVITIES
Borrowings..........................................................................          650            1,178
Principal payments on debt..........................................................       (1,260)          (1,298)
Principal payments on obligations under capital leases..............................          (48)            (114)
Issuance of common stock, net of offering costs (852,939 shares in
  1998 and 64,247 shares in 1999)...................................................        7,273              277
Purchase of treasury stock..........................................................          (70)
                                                                                          ------------------------
Net cash provided by financing activities...........................................        6,545               43
                                                                                          ------------------------
Net increase (decrease) in cash and cash equivalents................................        2,433           (3,342)
Cash and cash equivalents at beginning of period....................................        4,084            6,617
                                                                                          ------------------------
Cash and cash equivalents at end of period..........................................      $ 6,517          $ 3,275
                                                                                          ------------------------
                                                                                          ------------------------

Supplemental disclosure of interest paid............................................      $   237            $ 799
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases...............................................      $    31            $ 445
Issuance of common stock to reduce long-term debt...................................           45               --
Issuance of common stock to purchase land...........................................           50               --
Reduction of income taxes payable from exercise of stock options....................           50               --
Acquisitions of businesses financed by debt and common stock:
   Accounts receivable and other....................................................      $    67            $ 380
   Inventories......................................................................        2,133            2,114
   Property and equipment...........................................................          743              225
   Intangibles......................................................................        2,661            4,989
                                                                                          ------------------------
                                                                                            5,604            7,708
   Less cash paid...................................................................       (1,966)          (2,543)
                                                                                          ------------------------
   Assets acquired..................................................................      $ 3,638          $ 5,165
                                                                                          ------------------------
                                                                                          ------------------------

Financed by:
   Debt.............................................................................      $ 2,956          $ 3,611
   Common stock.....................................................................          682            1,554
                                                                                          ------------------------
                                                                                          $ 3,638          $ 5,165
                                                                                          ------------------------
                                                                                          ------------------------

                             See accompanying notes.

                            HORIZON PHARMACIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1

         The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in our Form 10-K, for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. HORIZON's revenues and earnings are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months and six months ended June 30, 1998 and 1999.

NOTE 2

         Weighted average common shares outstanding used in the calculation of basic earnings per share for the three month and six month periods ended June 30, 1999 totaled 5,729,803 and 5,693,914, respectively. Weighted average common shares outstanding for the three and six month periods in 1998 were 4,681,154 and 4,586,865, respectively. Common shares used in the calculation of diluted earnings per share for the three month and six month periods ended June 30, 1999 totaled 5,882,358 and 5,891,411, respectively. Common shares used for the calculation of fully diluted earnings per share for the three and six month periods in 1998 were 4,968,993 and 4,859,802, respectively. The differences between weighted average shares outstanding and fully diluted shares outstanding is attributable to dilutive stock options and warrants. Anti-dilutive employee stock options and warrants excluded amounted to 101,200 shares and 432,350 shares for the three months and six months ended June 30, 1999, respectively.

NOTE 3

         The provisions for income taxes included in the accompanying statements of income for the three month and six month periods ended June 30, 1998 are based on an estimated effective tax rate of 40%. No income taxes are provided for in three month and six month periods ended June 30, 1999 due to the existence of a net operating loss carry forward resulting from losses in the fourth quarter of 1998.

NOTE 4

         At June 30, 1999, we operated 50 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements.

The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. A summary of acquisitions for the six months ended June 30, 1998 and 1999 follows:

                                 ASSETS ACQUIRED
                                                                   ACCOUNTS
  SIX MONTHS                                                      RECEIVABLE
    ENDED        STORES     PURCHASE                                  AND        DEBT          COMMON
   JUNE 30      ACQUIRED     PRICE     INVENTORIES  INTANGIBLES    EQUIPMENT   INCURRED     STOCK ISSUED
------------    --------    --------   -----------  -----------   ----------   --------   ------------------
                                                                                          AMOUNT     SHARES
                                                                                          ------     -------

1998..........      9       $5,604       $2,133       $2,661        $810       $2,956     $  682      63,077
1999..........      5       $7,708       $2,114       $4,989        $605       $3,611     $1,554     196,398


         The following unaudited pro forma results of operations data give effect to the acquisitions completed during the six month periods ended June 30, 1998 and 1999 as if the transactions had been consummated as of January 1, 1998. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1998, or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions, reductions in employee benefits and rent expense and income taxes.

                                                      SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------
                                                        1998              1999
                                                     ----------        ----------
   Unaudited pro forma information:
      Net revenues................................   $64,842           $66,443
      Net income..................................     1,283               805
      Basic earnings per share....................          .26               .14
      Diluted earnings per share..................          .24               .13


NOTE 5

         Pursuant to an agreement with a lender and primary supplier in April 1999, the Company issued warrants to purchase, until April 2009, 201,500 shares of common stock at $5.71 per share. The value of these warrants at the date of issuance was not material.

         In June 1999, options for 527,950 shares of common stock were granted to directors and employees at an option price of $5.63 per share which represented the market value of the Company's common stock at the date of grant. These options are exercisable in three equal annual installments commencing in June 2000 and expire in June 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (DOLLARS IN THOUSANDS)

OVERVIEW

         The following discussion and analysis reviews the operating results of Horizon for the three and six months ended June 30, 1999 and compares those results to the comparable periods of 1998. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, you should not rely on these forward-looking statements.

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

         During the six months ended June 30, 1998 and 1999, we acquired nine and five retail pharmacies, respectively. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores during the relevant measuring period. We plan to continue making acquisitions as the most significant factor in our growth strategy.

         Currently, our primary source of revenue is the sale of prescription drugs. During the three months ended June 30, 1998 and 1999, sales of prescription drugs generated 76.9% and 75.5% respectively of net revenues; during the six month period ended June 30, 1998 and 1999, sales of prescription drugs generated 76.7% and 75.8% respectively. We expect our prescription drug business to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our overall net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

         Our net revenues and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits are typically highest in the fourth quarter and the first quarter of the ensuing year.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                              JUNE 30,                     JUNE 30,
                                                                              --------                     --------
                                                                        1998           1999          1998          1999
                                                                        ----           ----          ----          ----
   INCOME STATEMENT DATA
   NET REVENUES:
      Prescription drugs sales............................              76.9%          75.5%         76.7%         75.8%
      Other sales and services............................              23.1%          24.5%         23.3%         24.2%
                                                                       ------         ------        ------        ------
        Total net revenues................................             100.0%         100.0%        100.0%        100.0%
                                                                       ------         ------        ------        ------
                                                                       ------         ------        ------        ------


   COSTS AND EXPENSES:
      Cost of sales-prescription drugs(1).................              72.2%          73.7%         72.7%         73.5%
      Cost of sales-other(2)..............................              54.3%          63.3%         54.7%         62.8%
      Selling, general and administrative expenses(3).....              27.9%          25.7%         27.0%         25.8%
      Depreciation and amortization(3)....................               1.1%           1.2%          1.1%          1.1%
      Interest expense net(3).............................                .6%           1.1%           .5%          1.1%
      Income before provision for income taxes(3).........               2.2%            .8%          2.8%          1.0%
      Net income (3)......................................               1.4%            .8%          1.7%          1.0%

-----------
   (1)   As a percentage of prescription drugs sales.
   (2)   As a percentage of other sales and services.
   (3)   As a percentage of total net revenues.

         Intangible assets, including but not limited to goodwill, pharmacy files and non-compete covenants, have historically represented a substantial portion of our acquisition costs. Such assets are amortized over a period of not more than 40 years. Accordingly, the amortization of intangible assets is not expected to have a significant effect on our future results of operations.

NET REVENUES

         Our net revenues increased $15,673 or 99% to $31,540 for the three months ended June 30, 1999 compared to $15,867 for the three months ended June 30, 1998. The increase was attributable primarily to the increase in store operating months from 92 in the second quarter of 1998 to 148 in the second quarter of 1999. Our net revenues increased $33,836 or 118% to $62,525 for the six months ended June 30, 1999 compared to $28,689 for the six months ended June 30, 1998. The increase was primarily attributable to the increase in store operating months from 173 in the six months ended June 30, 1998 to 292 for the six months ended June 30, 1999.

         Sales of prescription drugs decreased from 76.9% of total net revenues for the three months ended June 30, 1998 to 75.5% of total net revenues for three months ended June 30, 1999. Sales of prescription drugs decreased from 76.7% of total net revenues for the six months ended June 30, 1998 to 75.8% of total net revenues for the six months ended June 30, 1999. We expect that prescription drug sales will continue to decrease as a percentage of total revenues as the Company expands its home healthcare and other non-pharmaceutical sales and services whose gross margins exceed those of pharmaceutical sales.

         Same store sales for our first 32 stores increased from $15,713 in the second quarter of 1998 to $16,933 in the second quarter of 1999 an increase of 7.8%. Same store sales for the six month period increased from $28.271 in 1998 to $30.920 in 1999, an increase of 9.4%. Management believes that this increase of 9.4% is primarily the result of increased advertising and promotions as well as an enhanced product mix.

         The following tables show our prescription drug gross margins and total revenues margins for the three and six months ended June 30, 1998 and 1999;

                                                          GROSS MARGINS ON                  GROSS MARGINS ON
                                                      PRESCRIPTION DRUG SALES                TOTAL REVENUES
                                                   ---------------------------          --------------------------
                                                    AMOUNT          PERCENTAGE           AMOUNT         PERCENTAGE
                                                   -------          ----------          -------         ----------
   Three Months Ended June 30,
        1999.................................      $ 6,253             26.3%            $ 9,096            28.8%
        1998.................................      $ 3,697             27.8%            $ 5,070            32.0%

   Six Months Ended June 30,
        1999.................................      $12,551             26.6%            $18,166            29.1%
        1998.................................      $ 6,015             27.3%            $ 9,042            31.5%

         The decrease in the gross margin on prescription drug sales from 1998 to 1999 was primarily due to an increase in third party sales, which have lower margins and the acquisition of new stores which historically have had margins lower than our existing stores. The decrease in the gross margin on other sales and services from 1998 to 1999 was primarily the result of a change in sales mix and the acquisition of new stores which historically have had lower margins than those of our existing stores.

COSTS AND EXPENSES

         Cost of sales increased $11,646 or 108% from $10,798 in the three months ended June 30, 1998 to $22,444 in the three months ended June 30, 1999. For the six month period cost of sales increased $24,711 or 126% from $19,648 in 1998 to $44,359 in 1999. These increases are primarily the result of increased sales volume resulting from the increased number of store operating months.

         Our cost of sales as a percentage of total net revenues increased 3.2% from 68.0% in the three months ended June 30, 1998 to 71.2% in the three months ended June 30, 1999. For the six month period cost of sales as a percentage of revenues increased 2.4% from 68.5% in 1998 to 70.9% in 1999. This increase in total cost of sales is primarily due to an increase in third party prescriptions and from our acquisition of stores with lower gross margins than we have historically reported.

         Selling, general and administrative expenses increased from $4,434 in the three months ended June 30, 1998 to $8,120 in the three months ended June 30, 1999. Such expenses, expressed as a percentage of net revenues, were 27.9% and 25.7% for the three months ended June 30, 1998 and 1999, respectively. For the six month period selling, general and administrative expenses increased from $7,744 in 1998 to $16,137 in 1999. Such expenses, expressed as a percentage of total net revenues were 27.0% and 25.8% for the six months ended June 30, 1998 and 1999, respectively. The amounts increased principally due to increased store count and resulting increased store operating months. The decrease in selling, general and administrative expenses as a percentage of total net revenues both for the quarter and six months periods is a result of certain operating efficiencies.

         Depreciation and amortization increased to $378 or 1.2% of total net revenues for the three months ended June 30, 1999 from $179 or 1.1% of net revenues for the three months ended June 30, 1998. For the six month period depreciation increased to $717 or 1.1% of total net revenues in 1999 from $330 or 1.2% of total net revenues in 1998. These increases were due primarily to our purchase of new stores.

         Interest expense was $133 in the second quarter of 1998 compared to $410 during the second quarter of 1999. For the six month period interest expense was $237 in 1998 compared to $807 in 1999. The increases in interest expense for the three and six month periods resulted primarily from the increase in debt associated with our acquisitions.

         Interest and other income was $33 in the second quarter of 1998 compared to $51 in the second quarter of 1999. For the six month period interest and other income was $84 in 1998 compared to $121 in 1999.

EARNINGS

         Pretax income was $239 for the three months ended June 30, 1999 as compared to $356 in the same period of 1998. Net income for the second quarter of 1999 was $239 compared to $217 in 1998. Pretax income for the six months ended June 30, 1999 was $626 as compared to $814 in the six months ended June 30, 1998. We incurred no income tax expense in 1999 as a result of a loss carryforward from the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six months ended June 30, 1999 was $158 as compared to net cash used of $1,799 for the six months ended June 30, 1998. Increases in accounts receivable and inventories, which were partially offset by an increase in accounts payable and net income, were the primary reasons for the decreased usage of cash.

         Net cash used in investing activities was $3,227 and $2,313 for the six months ended June 30, 1999 and 1998, respectively. The principal cause of this difference was the lower number and cost of stores acquired by the Company during the six months ended June 30, 1999 compared to 1998.

         Net cash decreased $3,342 during the six months ended June 30, 1999 from $6,617 at December 31, 1998 to $3,275 at June 30, 1999.

         Typically, cash provided by operations is adequate to supply working capital and external sources are used mainly to finance new store acquisitions and other capital expenditures. We believe that our working capital needs, including growth in accounts receivable and inventory, will be funded by cash flow from operations. New store acquisitions and other capital expenditures will be funded by the McKesson credit facility and capital leases. McKesson currently provides us with a $18,000 credit facility, subject to certain restrictive covenants (including financial ratio requirements) which we must meet to maintain the credit facility. At December 31, 1998 we were in default of several of these covenants, but McKesson waived such defaults pursuant to an agreement executed April 15, 1999. At June 30, 1999 we had borrowed $9,678 under this credit facility. We believe that, based on our prior acquisitions, the average acquisition cost per store will be approximately $750 to $1,000 plus inventory based on such variables as store sales, margins and profits. We also believe that we will be able to obtain seller financing for approximately 30% to 40% of such acquisition.

         During January 1999, we acquired four additional stores; however, as a result of the loss incurred in 1998, we temporarily suspended acquisitions. We resumed acquisition activity in the latter part of the second quarter and completed one acquisition in June, 1999. During 1999 we expect to fund such acquisitions with the existing credit facility, seller financing, cash flow from operations, the issuance of a limited number of restricted shares of common stock, and possibly another acquisition line of credit or equity offering. Thereafter we expect to fund acquisitions with cash flow from current operations, seller financing, and the public or private offering of certain equity or long-term debt securities.

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

         STATUS

         Our internal information technology exposures are primarily related to four areas: (i) our financial accounting system; (ii) our management information systems comprising primarily stand-alone PCs; (iii) our pharmacy system used in connection with the dispensation of pharmaceuticals; and (iv) our point of sale system for our automated cash registers. As of June 30, 1999, we had completed upgrading our accounting and management information systems, and we expect to complete software reprogramming and replacement for the pharmacy and point of sale systems no later than November 30, 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, we will test and implement the software. As of June 30, 1999, we had completed 75% of our testing and had implemented 60% of our remediated applications. Completion of the testing phase for all significant systems is expected by September 1999 with all remediated systems fully tested and implemented by November 1999.

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

         SIGNIFICANT THIRD PARTIES

         Our significant third-party business partners consist of our suppliers, banks and third party insurance carriers. An initial inventory of significant suppliers and banks has been completed and letters mailed requesting information regarding each parties' Year 2000 compliance status. We intend to develop contingency plans by September 30, 1999 for suppliers that appear to have substantial Year 2000 operational risks which may include the change of suppliers to minimize such risks. We will continue our efforts to raise awareness and inform store managers of the risks posed by the Year 2000 throughout fiscal year 1999.

         COSTS

         Our Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test, and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding internal personnel costs, is estimated at $1,500 and is being funded by operating cash flows and capital lease financing. As of June 30, 1999, we had incurred expenses of $300 related to the Year 2000 project. Of the total remaining project costs, approximately $1,000 is attributable to the purchase and implementation of new hardware and software and will be capitalized. The remaining $200 relates to remediation and testing of software and will be expensed as incurred.

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

         GEOGRAPHIC CONCENTRATION

         Currently, 19 and 7 of our 50 retail pharmacies are located in Texas and New Mexico, respectively, and we plan to acquire other retail pharmacies located in such states. Consequently, our results of operations and financial condition are dependent upon general trends in the Texas and New Mexico economies and any significant healthcare legislative proposals enacted in those states.

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

         POSSIBLE NEED FOR ADDITIONAL CAPITAL

         We believe the proceeds from operating revenues and the McKesson credit facility will be adequate to satisfy our working capital requirements for the next 12 months, although circumstances, including the acquisition of additional stores, may require that we obtain additional long or short-term financing or sell additional equity to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding line of credit. The balance outstanding under the line of credit was $9,678 at June 30, 1999. The impact on our results of operations of a one-point interest rate change on balances outstanding under the line of credit would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

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

         (b)   Reports on Form 8-K

         During the three months ended June 30, 1999, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HORIZON Pharmacies, Inc.,
                                          a Delaware corporation


Date:    August 16, 1999                  /S/ Ricky D. McCord
                                          ----------------------------------
                                          Ricky D. McCord
                                          President, Chief Executive Officer


Date:    August 16, 1999                  /S/ John N. Stogner
                                          ----------------------------------
                                          John N. Stogner
                                          Chief Financial Officer