Form 10-Q
period 1999-09-30
HORIZON PHARMACIES INC
filed 1999-11-18
CIK 1036260

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Title of Each Class                      Outstanding at November 12, 1999
    Common stock, par value $.01 per share                         5,882,884

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.........................................................................3
         Financial Statements..........................................................................3
         Condensed Consolidated Balance Sheets.........................................................3
         Condensed Consolidated Statements of Income (Unaudited).......................................4
         Condensed Consolidated Statements of Cash Flows(Unaudited)....................................5
         Notes to Condensed Consolidated Financial Statements (Unaudited)..............................6
         Management's Discussion and Analysis of Financial Condition and Results of Operations.........8
         Quantitative and Qualitative Disclosures about Market Risks..................................16
PART II.  OTHER INFORMATION...........................................................................17
         Exhibits and Reports On Form 8-K.............................................................17
SIGNATURES............................................................................................18

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS.
                            HORIZON PHARMACIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                    DECEMBER 31,        SEPTEMBER 30,
                                                                                        1998               1999
                                                                                      (AUDITED)         (UNAUDITED)
                                                                                             (In thousands)
Current assets:
   Cash and cash equivalents.................................................            $6,617             $1,242
   Certificate of deposit....................................................                 -                375
   Accounts receivable, net:
      Third-party providers..................................................             5,040              7,506
      Others.................................................................             2,590              3,310
   Refundable income taxes...................................................               503                246
   Inventories, at the lower of specific identification cost or market.......            18,084             23,279
   Other.....................................................................               311                523
                                                                                      ---------          ---------
Total current assets.........................................................            33,145             36,481
Debt issue costs, net of accumulated amortization............................                69                603
Property, equipment and capital lease assets:
   Property and equipment:
      Land and buildings.....................................................               867              1,296
      Equipment..............................................................             3,177              3,964
                                                                                      ---------          ---------
        Total................................................................             4,044              5,260
   Less accumulated depreciation.............................................               531                910
                                                                                      ---------          ---------
   Property and equipment, net...............................................             3,513              4,350
Equipment under capital leases, net of accumulated amortization of
   $184,975 in 1998 and $370,139 in 1999.....................................               530                790
                                                                                      ---------          ---------
Total property, equipment and capital lease assets, net......................             4,043              5,140
Intangibles, at cost:
   Noncompete covenants and customer lists...................................             1,981              2,699
   Goodwill..................................................................             8,145             12,834
                                                                                      ---------          ---------
                                                                                         10,126             15,533
      Less accumulated amortization..........................................               736              1,300
                                                                                      ---------          ---------
Intangibles, net.............................................................             9,390             14,233
                                                                                      ---------          ---------
      Total Assets...........................................................           $46,647            $56,457
                                                                                      =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................................            $7,889             $9,060
   Accrued liabilities ......................................................             1,438              1,777
   Notes payable.............................................................               109              4,100
   Current portion of long-term debt.........................................             3,104              2,244
   Current obligations under capital leases..................................               167                247
                                                                                      ---------          ---------
Total current liabilities....................................................            12,707             17,428
Long-term debt...............................................................            13,159             15,545
Obligations under capital leases.............................................               353                538
Shareholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000  shares, none
     issued..................................................................                -                  -
   Common stock, $.01 par value, authorized 14,000,000 shares;
     issued 5,623,743 shares in 1998 and 5,888,965 in 1999...................                56                 59
   Additional paid-in capital................................................            22,343             24,710
   Accumulated deficit.......................................................            (1,901)            (1,753)
                                                                                      ---------          ---------
                                                                                         20,498             23,016
   Treasury Stock, at cost; 6,081 shares in 1998 and 1999....................                70                 70
                                                                                      ---------          ---------
Total shareholders' equity...................................................            20,428             22,946
                                                                                      ---------          ---------
                                                                                        $46,647            $56,457
                                                                                      ==========         =========

                             See accompanying notes.

                            HORIZON PHARMACIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------- -------------------------------
                                                       1998             1999            1998             1999
                                                     --------         --------        --------         --------
                                                       (IN THOUSANDS, EXCEPT            (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)                 PER SHARE DATA)
Net revenues:
   Prescription drugs sales .................        $ 15,329         $ 25,248        $ 37,334         $ 72,661
   Other sales and services .................           4,993            7,482          11,677           22,594
                                                     --------         --------        --------         --------
Total net revenues ..........................          20,322           32,730          49,011           95,255
Costs and expenses:
   Cost of sales and services:
      Prescription drugs ....................          10,896           19,298          26,886           54,159
      Other .................................           2,826            4,417           6,484           13,915
   Depreciation and amortization ............             230              469             560            1,186
   Selling, general and administrative
   expenses .................................           5,732            8,584          13,476           24,722
                                                     --------         --------        --------         --------
Total costs and expenses ....................          19,684           32,768          47,406           93,982
                                                     --------         --------        --------         --------
Income (loss) from operations ...............             638              (38)          1,605            1,273
Other income (expense):
   Interest and other income ................              64               50             149              170
   Interest expense .........................            (157)            (489)           (395)          (1,295)
                                                     --------         --------        --------         --------
Total other income (expense) ................             (93)            (439)           (246)          (1,125)
                                                     --------         --------        --------         --------
Income (loss) before provision
 for income taxes ...........................             545             (477)          1,359              148
Provision for income taxes
 (Note 3) ...................................             212                -             534                -
                                                     --------         --------        --------         --------
Net income (loss) ...........................        $    333         $   (477)       $    825         $    148
                                                     ========         ========        ========         ========
Basic earnings (loss) per share
(Note 2) ....................................        $    .06         $   (.08)       $    .17         $    .03
                                                     ========         ========        ========         ========
Diluted earnings (loss) per share
(Note 2) ....................................        $    .06         $   (.08)       $    .15         $    .03
                                                     ========         ========        ========         ========

                             See accompanying notes.

                            HORIZON PHARMACIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       SEPTEMBER 30,
                                                                                                 -------------------------
                                                                                                     NINE MONTHS ENDED
                                                                                                   1998             1999
                                                                                                 --------         --------
                                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................................................       $     825         $    148
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization......................................................             560            1,186
   Provision for uncollectible accounts receivable.......................................              70              105
   Credit for deferred income taxes......................................................             (26)               -
      Changes in operating assets and liabilities, net of acquisitions of businesses:
      Accounts receivable................................................................          (3,310)          (2,888)
      Refundable income taxes............................................................               -              257
      Inventories........................................................................          (3,911)          (2,919)
      Other current assets...............................................................            (352)            (212)
      Accounts payable...................................................................           3,170            1,171
      Accrued liabilities................................................................             650              339
                                                                                                 --------         --------
Total adjustments........................................................................          (3,149)          (2,961)
                                                                                                 --------         --------
Net cash used in operating activities....................................................          (2,324)          (2,813)
INVESTING
Purchase of certificate of deposit.......................................................            (375)
Purchases of property and equipment......................................................            (810)            (937)
Increase in other assets.................................................................              -              (117)
Assets acquired for cash in acquisitions of businesses...................................          (5,083)          (3,136)
                                                                                                 --------         --------
Net cash used in investing activities....................................................          (5,893)          (4,565)
FINANCING ACTIVITIES
Borrowings...............................................................................             604            4,180
Principal payments on debt...............................................................            (880)          (2,274)
Principal payments on obligations under capital leases...................................             (75)            (180)
Issuance of common stock, net of offering costs (885,689 shares in 1998 and
  64,247 shares in 1999).................................................................           7,350              277

Purchase of treasury stock...............................................................             (70)               -
                                                                                                 --------         --------
Net cash provided by financing activities................................................           6,929            2,003
                                                                                                 --------         --------
Net decrease in cash and cash equivalents................................................          (1,288)          (5,375)
Cash and cash equivalents at beginning of period.........................................           4,084            6,617
                                                                                                 --------         --------
Cash and cash equivalents at end of period...............................................        $  2,796         $  1,242
                                                                                                 ========         ========

Supplemental disclosure of interest paid.................................................        $    383         $  1,290
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases....................................................        $     31         $    445
Issuance of common stock to reduce long-term debt........................................              45                -
Issuance of common stock to purchase land................................................              50                -
Issuance of warrants to lender...........................................................               -              514
Reduction of income taxes payable from exercise of stock options.........................              50                -
Acquisitions of businesses financed by debt and common stock:
   Accounts receivable and other.........................................................        $    279         $    403
   Inventories...........................................................................           5,353            2,275
   Property and equipment................................................................           1,013              279
   Intangibles...........................................................................           6,041            5,369
                                                                                                 --------         --------
                                                                                                   12,686            8,326
   Less cash paid........................................................................          (5,083)          (3,136)
                                                                                                 --------         --------
   Assets acquired.......................................................................        $  7,603         $  5,190
                                                                                                 ========         ========

Financed by:
   Debt..................................................................................        $  4,591         $  3,611
   Common stock..........................................................................           3,012            1,579
                                                                                                 --------         --------
                                                                                                 $  7,603         $  5,190
                                                                                                 ========         ========

                             See accompanying notes.

                            HORIZON PHARMACIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1

         The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in our Form 10-K, for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. HORIZON's revenues and earnings are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months and nine months ended September 30, 1998 and 1999.

NOTE 2

         Weighted average common shares outstanding used in the calculation of basic earnings per share for the three month and nine month periods ended September 30, 1999 totaled 5,881,392 and 5,756,407, respectively. Weighted average common shares outstanding for the three and nine month periods in 1998 were 5,491,023 and 4,888,251, respectively. Common shares used in the calculation of diluted earnings per share for the three month and nine month periods ended September 30, 1999 totaled 5,881,392 and 5,888,073, respectively. Common shares used for the calculation of fully diluted earnings per share for the three and nine month periods in 1998 were 5,758,417 and 5,458,879, respectively. The differences between weighted average shares outstanding and fully diluted shares outstanding is attributable to dilutive stock options and warrants. Anti-dilutive employee stock options and warrants excluded amounted to 1,212,567 shares and 825,106 shares for the three months and nine months ended September 30, 1999, respectively.

NOTE 3

         The provisions for income taxes included in the accompanying statements of operations for the three month and six month periods ended September 30, 1998 are based on an estimated effective tax rate of 40%. No income taxes are provided for in three month and nine month periods ended September 30, 1999 due to the existence of net operating loss carry forwards.

NOTE 4

         At September 30, 1999, we operated 50 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have each been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. A summary of acquisitions for the nine months ended September 30, 1998 and 1999 follows:

                                 ASSETS ACQUIRED
                                 ---------------
                                                              ACCOUNTS
NINE MONTHS                                                   RECEIVABLE                       COMMON
  ENDED        STORES    PURCHASE                               AND          DEBT            STOCK ISSUED
 SEPT. 30     ACQUIRED    PRICE    INVENTORIES INTANGIBLES   EQUIPMENT     INCURRED          ------------
 --------     --------    -----    ----------- -----------   ---------     --------     AMOUNT           SHARES
                                                                                        ------           ------
1998.....         15     $12,686      $5,353      $6,041       $1,292        $4.591     $3,012           235,326
1999.....          5      $8,326      $2,275      $5,369         $682        $3,611     $1,579           200,975

         The following unaudited pro forma results of operations data give effect to the acquisitions completed during the nine month periods ended September 30, 1998 and 1999 as if the transactions had been consummated as of January 1, 1998. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1998, or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to fund the acquisitions, reductions in employee benefits and rent expense and income taxes.

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                       1998              1999
                                                                       ----              ----
   Unaudited pro forma information:
      Net revenues........................................            $89,469           $99,173
      Net income..........................................             $1,634              $372
      Basic earnings per share............................               $.31              $.06
      Diluted earnings per share..........................               $.28              $.06

         In October 1999, we purchased, for $3,350 ($1,650 in cash and 8.5% notes for $1,700), all of the common stock of a corporation that operates two combination retail pharmacy and home medical equipment operations in the state of Washington. In November 1999, we purchased a home medical equipment operation in Texas and purchased and merged the patient files, equipment and inventory of a retail pharmacy operation into an existing location in Houston, Texas for an aggregate purchase price of approximately $600 ($343 in cash and a 8% note for $257).

NOTE 5

         Pursuant to an agreement with a lender and primary supplier in April 1999, the Company issued warrants to purchase, until April 2009, 201,500 shares of common stock at $5.71 per share. In August 1999, the Company issued additional warrants to purchase, until August 2009, 50,000 shares of common stock at $5.05 per share pursuant with the same agreement. The value of these warrants at the dates of issuance totaled $514.

         In June 1999, options for 501,950 shares of common stock were granted to directors and employees at an option price of $5.63 per share which represented the market value of the Company's common stock at the date of grant. These options are exercisable in three equal annual installments commencing in June 2000 and expire in June 2009. On September 30, 1999, options for 30,000 shares of common stock were granted to outside directors at an option price of $3.38 per share which represented the market value of the Company's common stock at the date of grant. These options are exercisable in three annual installments commencing in September 2000 and expire in September 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (DOLLARS IN THOUSANDS)

OVERVIEW

         The following discussion and analysis reviews the operating results of Horizon for the three and nine months ended September 30, 1999 and compares those results to the comparable periods of 1998. Certain statements contained in this discussion are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, you should not rely on these forward-looking statements.

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

         During the nine months ended September 30, 1998 and 1999, we acquired fifteen and five retail pharmacies, respectively. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores during the relevant measuring period. We plan to continue making acquisitions as the most significant factor in our growth strategy. Since September 30, 1999, we have acquired two combination retail pharmacy and home medical equipment operations in Spokane and Deer Park, Washington and acquired a home medical equipment operation in Denison, Texas. Additionally, we have acquired and merged the patient files and inventory of a pharmacy in Houston, Texas into our existing store in that city.

         Currently, our primary source of revenue is the sale of prescription drugs. During the three months ended September 30, 1998 and 1999, sales of prescription drugs generated 75.4% and 77.1% respectively of net revenues; during the nine month period ended September 30, 1998 and 1999, sales of prescription drugs generated 76.2% and 76.3% respectively. We expect our prescription drug business to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our overall net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

         Our net revenues and profits are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits are typically highest in the fourth quarter and the first quarter of the ensuing year.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                                -------------            -------------
                                                             1998          1999       1998           1999
                                                            ------        ------     ------         ------
    INCOME STATEMENT DATA
       Net Revenues:
       Prescription drugs sales..........................    75.4%         77.1%      76.2%          76.3%
       Other sales and services..........................    24.6%         22.9%      23.8%          23.7%
          Total net revenues.............................   100.0%        100.0%     100.0%         100.0%

    COSTS AND EXPENSES:
       Cost of sales-prescription drugs(1)...............    71.1%         76.4%      72.0%          74.5%
       Cost of sales-other(2)............................    56.6%         59.0%      55.5%          61.6%
       Selling, general and administrative expenses(3)...    28.2%         26.2%      27.5%          26.0%
       Depreciation and amortization(3)..................     1.1%          1.4%       1.1%           1.2%
       Interest expense net(3)...........................      .5%          1.3%        .5%           1.2%
       Income (loss) before provision for income taxes(3)     2.7%        (1.5%)       2.8%            .2%
       Net income (loss) (3).............................     1.6%        (1.5%)       1.7%            .2%

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

NET REVENUES

         Our net revenues increased $12,408 or 61% to $32,730 for the three months ended September 30, 1999 compared to $20,322 for the three months ended September 30, 1998. The increase was attributable primarily to the increase in store operating months from 113 in the third quarter of 1998 to150 in the third quarter of 1999. Our net revenues increased $46,244 or 94% to $95,255 for the nine months ended September 30, 1999 compared to $49,011 for the nine months ended September 30, 1998. The increase was primarily attributable to the increase in store operating months from 283 in the nine months ended September 30, 1998 to 442 for the nine months ended September 30, 1999.

         Sales of prescription drugs increased from 75.4% of total net revenues for the three months ended September 30, 1998 to 77.1% of total net revenues for three months ended September 30, 1999. Sales of prescription drugs increased from 76.2% of total net revenues for the nine months ended September 30, 1998 to 76.3% of total net revenues for the nine months ended September 30, 1999. While prescription drug sales increased some in the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998, we expect that prescription drug sales will begin to decrease as a percentage of total revenues as the Company expands its home healthcare and other non-pharmaceutical sales and services whose gross margins exceed those of pharmaceutical sales.

         Same store sales for our first 41 stores increased from $19,103 in the third quarter of 1998 to $20,282 in the third quarter of 1999 an increase of 6.2%. Same store sales for the nine month period increased from $47,449 in 1998 to $51,165 in 1999, an increase of 7.8%. Management believes that these increases are primarily the result of increased advertising and promotions as well as an enhanced product mix.

         The following tables show our prescription drug gross margins and total revenues margins for the three and nine months ended September 30, 1998 and 1999;

                                           GROSS MARGINS ON               GROSS MARGINS ON
                                       PRESCRIPTION DRUG SALES             TOTAL REVENUES
                                       -----------------------             --------------
                                        AMOUNT     PERCENTAGE            AMOUNT  PERCENTAGE
                                        ------     ----------            ------  ----------
   Three Months Ended September 30,
      1999                              $5,950       23.6%               $9,015     27.5%
      1998                              $4,433       28.9%               $6,600     32.5%

   Nine Months Ended September 30,
      1999                             $18,502       25.5%              $27,181     28.5%
      1998                             $10,448       28.0%              $15,641     31.9%

         The decrease in the gross margin on prescription drug sales from 1998 to 1999 was primarily due to (i) an increase in third party sales, which have lower margins, (ii) a decline in the reimbursement rates from third party businesses and (iii) the acquisition of new stores during the last year, which historically have had margins lower than our existing stores. The decrease in the gross margin on other sales and services from 1998 to 1999 was primarily the result of a change in sales mix and the acquisition of new stores which historically have had lower margins than those of our existing stores.

COSTS AND EXPENSES

         Cost of sales increased $9,993 or 73% from $13,722 in the three months ended September 30, 1998 to $23,715 in the three months ended September 30, 1999. For the nine month period cost of sales increased $34,704 or 104% from $33,370 in 1998 to $68,074 in 1999. These increases are primarily the result of increased sales volume resulting from the increased number of store operating months.

         Our cost of sales as a percentage of total net revenues increased 5% from 67.5% in the three months ended September 30, 1998 to 72.5% in the three months ended September 30, 1999. For the nine month period cost of sales as a percentage of revenues increased 3.4% from 68.1% in 1998 to 71.5% in 1999. This increase in total cost of sales is primarily due to (i) an increase in third party prescriptions, (ii) a reduction in the reimbursement rates from third party businesses and (iii) the acquisition of stores with lower gross margins than we have historically reported.

         Selling, general and administrative expenses increased from $5,732 in the three months ended September 30, 1998 to $8,584 in the three months ended September 30, 1999. Such expenses, expressed as a percentage of net revenues, were 28.2% and 26.2% for the three months ended September 30, 1998 and 1999, respectively. For the nine month period selling, general and administrative expenses increased from $13,476 in 1998 to $24,722 in 1999. Such expenses, expressed as a percentage of total net revenues were 27.5% and 26.0% for the nine months ended September 30, 1998 and 1999, respectively. The amounts increased principally due to increased store count and resulting increased store operating months. The decrease in selling, general and administrative expenses as a percentage of total net revenues both for the three and nine month periods is a result of certain operating efficiencies, partially offset by increased personnel costs and expenses associated with the installation, training and conversion of our technology systems.

         Depreciation and amortization increased to $469 or 1.4% of total net revenues for the three months ended September 30, 1999 from $230 or 1.1% of net revenues for the three months ended September 30, 1998. For the nine month period depreciation and amortization increased to $1,186 or 1.2% of total net revenues in 1999 from $560 or 1.1% of total net revenues in 1998. These increases were due primarily to our purchase of new stores.

         Interest expense was $157 in the third quarter of 1998 compared to $489 during the third quarter of 1999. For the nine month period interest expense was $395 in 1998 compared to $1,295 in 1999. The increases in interest expense for the three and nine month periods resulted primarily from the increase in debt associated with our acquisitions.

         Interest and other income was $64 in the third quarter of 1998 compared to $50 in the third quarter of 1999. For the nine month period interest and other income was $149 in 1998 compared to $170 in 1999.

EARNINGS

         There was a pretax (loss) of ($477) for the three months ended September 30, 1999 as compared to a pretax profit of $545 in the same period of 1998. Pretax income for the nine months ended September 30, 1999 was $148 as compared to $1,359 in the nine months ended September 30, 1998. We incurred no income tax expense in 1999 as a result of loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine months ended September 30, 1999 was $2,813 as compared to net cash used of $2,324 for the nine months ended September 30, 1998. Increases in accounts receivable and inventories, which were partially offset by an increase in accounts payable and accrued liabilities, were the primary reasons for the increased usage of cash.

         Net cash used in investing activities was $4,565 and $5,893 for the nine months ended September 30, 1999 and 1998, respectively. The principal cause of this difference was the lower number and cost of stores acquired by the Company during the nine months ended September 30, 1999 compared to 1998.

         Net cash decreased $5,375 during the nine months ended September 30, 1999 from $6,617 at December 31, 1998 to $1,242 at September 30, 1999.

         Typically, cash provided by operations is adequate to supply working capital and external sources are used mainly to finance new store acquisitions and other capital expenditures. We believe that our working capital needs, including growth in accounts receivable and inventory, will be funded by cash flow from operations. New store acquisitions and other capital expenditures will be funded by our credit facilities and capital leases. McKesson and Bank One currently provides us with a $18,000 credit facility, subject to certain restrictive covenants (including financial ratio requirements) which we must meet to maintain the credit facility. At December 31, 1998 we were in default of several of these covenants, but McKesson waived such defaults pursuant to an agreement executed April 15, 1999. Additionally, at September 30, 1999 we were in default of several of these covenants as a result of extraordinary technology expenses that we incurred in the third quarter of 1999, but McKesson waived such defaults pursuant to a Conditional Waiver of Certain Provisions dated November 15, 1999. We were not in default of these covenants on a year-to-year basis, and we do not anticipate having difficulty complying with these covenants in future quarters. In August 1999, the Company entered into an agreement with McKesson HBOC and Bank One which provided for Bank One to provide $7,000 of the $18,000 credit facility to the Company on an unsecured basis, guaranteed by McKesson HBOC. At September 30, 1999 we had borrowed $4,100 under the Bank One credit facility and $8,000 under the McKesson credit facility. We believe that, based on our prior acquisitions, the average acquisition cost per store will be approximately $750 to $1,000 plus inventory based on such variables as store sales, margins and profits. We also believe that we will be able to obtain seller financing for approximately 30% to 40% of such acquisition.

         During January 1999, we acquired four additional stores; however, as a result of the loss incurred in 1998, we temporarily suspended acquisitions. We resumed acquisition activity in the latter part of the second quarter and completed one acquisition in June 1999, one in October 1999 and one in November 1999. During the remainder of 1999 we expect to fund such acquisitions with the existing credit facilities, seller financing, cash flow from operations, the issuance of a limited number of restricted shares of common stock and possibly another acquisition line of credit or equity offering. Thereafter we expect to fund acquisitions with cash flow from current operations, seller financing and the public or private offering of certain equity or long-term debt securities.

         Because of the Federal moratorium on home healthcare licenses from September 1997 to January 1998, and the uncertainty of the current regulations which have yet to be finalized, we do not plan to expand our home healthcare operations in 1999. We expect, however, to offer home medical equipment through stores which have not heretofore offered such equipment.

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

         STATUS

         Our internal information technology exposures are primarily related to four areas: (i) our financial accounting system; (ii) our management information systems comprising primarily stand-alone PCs; (iii) our pharmacy system used in connection with the dispensation of pharmaceuticals; and (iv) our point of sale system for our automated cash registers. As of September 30, 1999, we had completed upgrading our accounting and management information systems, and we expect to complete software reprogramming and replacement for the pharmacy and point of sale systems no later than December 31, 1999. Once the software is reprogrammed or replaced with a Year 2000 compliant version, we will test and implement the software. As of September 30, 1999, we had completed 85% of our testing and had implemented 80% of our remediated applications. Completion of the testing phase for all significant systems is expected by October 1999 with all remediated systems fully tested and implemented by December 1999.

         Our non-Information Technology systems consist primarily of miscellaneous office equipment which is not material to our business. The initial assessment of these systems has indicated that modification or replacement will not be necessary as a result of the Year 2000 issue. As such, we are not currently remediating this operating equipment. However, the existence of embedded technology is by nature more difficult to identify. While we believe that all significant non-Information Technology systems are Year 2000 compliant, we plan to continue testing our operating equipment and expect to complete the testing by November 30, 1999.

         SIGNIFICANT THIRD PARTIES

         Our significant third-party business partners consist of our suppliers, banks and third party insurance carriers. An initial inventory of significant suppliers and banks, has been completed and letters mailed requesting information regarding each parties' Year 2000 compliance status. We intend to develop contingency plans by November 30, 1999 for suppliers that appear to have substantial Year 2000 operational risks which may include the change of suppliers to minimize such risks. We will continue our efforts to raise awareness and inform store managers of the risks posed by the Year 2000 throughout fiscal year 1999.

         COSTS

         Our Year 2000 plan encompasses the use of both internal and external resources to identify, remediate, test and implement systems for Year 2000 readiness. External resources include contract resources which will be used to supplement available internal resources. The total cost of the Year 2000 project, excluding internal personnel costs, is estimated at $1,500 and is being funded by operating cash flows and capital lease financing. As of September 30, 1999, we had incurred expenses of approximately $400 related to the Year 2000 project. Of the total remaining project costs, approximately $1,000 is attributable to the purchase and implementation of new hardware and software and will be capitalized. The remaining $100 relates to remediation and testing of software and will be expensed as incurred.

         RISKS AND CONTINGENCY PLANS

         We believe we have an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the forward-looking nature and lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will happen after December 31, 1999. Despite the Year 2000 remediation efforts being made, it is likely that there will be disruptions and unexpected business problems during the early months of 2000. We plan to make diligent efforts to assess the Year 2000 readiness of our significant business partners and will develop contingency plans for critical areas where we believe our exposure to Year 2000 risk is the greatest. However, despite our efforts, we may encounter unanticipated third party failures, more general public infrastructure failures or a failure to successfully conclude our remediation efforts as planned. If the remaining Year 2000 plan is not completed timely, in addition to the implications noted above, we may be required to utilize manual processing of certain otherwise automated processes primarily related to partner compensation and cash management. Any one of these unforeseen events could have a material adverse impact on our results of operations, financial condition or cash flows in 1999 and beyond.

IMPACT OF INFLATION AND CHANGING PRICES

         Inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher operating costs is minimized by achieving operating efficiencies through technology.

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

         EXPANSION

         Our ongoing expansion will require us to implement and integrate enhanced operational and financial systems, and additional management, operational and financial resources. Our inability to implement and integrate these systems and/or add these resources could have a material adverse effect on our results of operations and financial condition. There can be no assurance we will be able to manage our expanding operations effectively or maintain or accelerate our growth. Although we experienced growth in net revenues in 1998 and 1999, we sustained a substantial loss in the fourth quarter of 1998 as a result of the malfunction of our computerized pricing system which failed to receive and/or integrate average wholesale price updates electronically transmitted from our primary supplier. While this malfunction has been corrected, there can be no assurance we will not experience other such problems related to expansion or that we will be able to maintain or increase net revenues.

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

         MALPRACTICE LIABILITY

         The provision of retail pharmacy and home healthcare services entails an inherent risk of claims of medical and professional malpractice liability. We may be named as a defendant in such malpractice lawsuits and subject to the attendant risk of substantial damage awards. While we believe we have adequate professional and medical malpractice liability insurance coverage, there can be no assurance that we will not be sued, that any such lawsuit will not exceed our insurance coverage or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

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

         GEOGRAPHIC CONCENTRATION

         Currently, 19 and 7 of our 52 retail pharmacies are located in Texas and New Mexico, respectively, and we plan to acquire other retail pharmacies located in such states. Consequently, our results of operations and financial condition are dependent upon general trends in the Texas and New Mexico economies and any significant healthcare legislative proposals enacted in those states.

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

         POSSIBLE NEED FOR ADDITIONAL CAPITAL

         We believe the proceeds from operating revenues and the credit facilities will be adequate to satisfy our working capital requirements for the next 12 months, although circumstances, including the acquisition of additional stores, may require that we obtain additional long- or short-term financing or sell additional equity to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

         RELIANCE ON SINGLE SUPPLIER

         We currently purchase approximately 70% of our inventory from McKesson HBOC, which also provides us with order entry machines, shelf labels and other supplies. We believe that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although we believe we could obtain our inventory through another distributor at competitive prices and upon competitive payment terms if our relationship with McKesson was terminated, there can be no assurance that the termination of such relationship would not adversely affect our business.

         POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

         Our results of operations depend significantly upon the net sales generated during the first and fourth quarters, and any decrease in net sales for such periods could have a material adverse effect upon our profitability. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful and should not be relied upon as an indication of future performance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding lines of credit. The balance outstanding under the two lines of credit was $12,100 at September 30, 1999. The impact on our results of operations of a one-point interest rate change on balances outstanding under the line of credit would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

         The Company and certain present and former officers or directors are named as defendants in an action styled FRANK GABLE, ET AL. V. HORIZON PHARMACIES, INC., ET AL., No 3-99CV-1244-L, United States District Court for the Northern District of Texas, Dallas Division that was filed on May 28, 1999. Plaintiffs seek to certify a class of persons who purchased shares of the Company's common stock during the period between August 14, 1998 and March 3, 1999, inclusive, alleging that defendants failed to timely disclose complications with the Company's prescription pricing communications technology. Plaintiffs seek unspecified compensatory and/or rescissionary damages. Defendants are vigorously defending against the action. Defendants' motion to dismiss the complaint is pending and no determination has been made whether the matter may proceed as a class action.

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

         (b)      Reports on Form 8-K

         During the three months ended September 30, 1999, the Company filed the following Current Reports on Form 8-K:

               ITEM NO. OR FINANCIAL STATEMENT                              DATE FILED
               -------------------------------                              ----------
                         2                                                  July 9, 1999
                         7                                                  July 9, 1999
                         7                                                  August 16, 1999
   Pro Forma Combined Condensed Balance Sheet (March 31, 1999)              August 16, 1999
   Pro Forma Combined Condensed Statement of Income (March 31, 1999)        August 16, 1999
   Pro Forma Combined Condensed Statement of Income
   (December 31, 1998)                                                      August 16, 1999


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HORIZON Pharmacies, Inc.,
                                       a Delaware corporation


Date:    November 18, 1999             /s/ Ricky D. McCord
                                     --------------------------------------
                                       Ricky D. McCord
                                       President, Chief Executive Officer


Date:    November 18, 1999             /s/ John N. Stogner
                                     --------------------------------------
                                       John N. Stogner
                                       Chief Financial Officer