Form 10-K
period 1999-12-31
HORIZON PHARMACIES INC
filed 2000-04-14
CIK 1036260

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-22403
                            ------------------------

                            HORIZON PHARMACIES, INC.

                      (Name of registrant in its charter)

               DELAWARE                                     75-2441557
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

              531 W. MAIN                                     75020
            DENISON, TEXAS                                  (Zip Code)
    (Address of principal executive
               offices)

                                 (903) 465-2397
                        (Registrant's telephone number)

 Securities Registered Pursuant to Section 12(b)   Name of Each Exchange on Which Registered
                   of the Act
Common Stock, $.01 par value                       American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    There were 5,892,463 shares of HORIZON Pharmacies, Inc. common stock, par value $.01 per share, outstanding as of March 27, 2000. The aggregate market value of such common stock held by non-affiliates (based on the closing transaction price on the American Stock Exchange on March 27, 2000) was approximately $24,597,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The HORIZON Pharmacies, Inc. definitive proxy statement to be filed with the Commission on or before April 30, 2000 is incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS.

    HORIZON Pharmacies, Inc. ("HORIZON") owns and operates a chain of retail pharmacies and related businesses located principally in the south central United States. In fiscal 1999 we acquired 7 retail pharmacies and two related businesses at a total cost of $12,636,000, and at December 31, 1999 we owned 52 pharmacies and related businesses.

    In addition to our retail pharmacy business, we sell and lease home medical equipment and offer home healthcare services through our wholly-owned subsidiary, HORIZON Home Care, Inc. ("HORIZON Home Care"). Additionally, in 1999 we formed a new wholly-owned subsidiary, HorizonScripts.com, Inc., through which we operate our mail order and Internet pharmacy operations and our internal technology applications. We expended $4,717,000 in fiscal 1999 on the acquisition of a combination retail, mail order and Internet pharmacy and the development of HorizonScripts.com and other technology efforts. In March 2000, we entered into a strategic alliance with Informed.com, Inc. to develop a virtual internet pharmacy and to establish ourselves as the exclusive fulfillment center for prescription medicines for Informed.com. In April 2000, we entered into a Cooperative Marketing Agreement with eGrocery.com Inc. whereby eGrocery.com Inc. will, among other things, link our web site to, and display promotional advertisements on, certain web sites operated and maintained by eGrocery.com. We will continue to evaluate other e-commerce strategic relationships and joint ventures during fiscal 2000 to increase our Internet business and presence.

    The primary source of our revenue is the sale of prescription drugs. Prescription drugs sales were 75.7% of net revenues for fiscal 1999, compared to 73.9% in 1998 and 75.6% in 1997. We expect prescription drugs sales to continue to increase as we expand into new markets such as e-commerce, increase our penetration in existing markets and benefit from both the demographic trend toward an aging population and the continued development of new pharmaceutical products. We expect prescription drugs sales to decrease as a percentage of our total net revenues and gross margins, however, as we expand our home medical equipment and other non-pharmaceutical sales and services which have historically provided higher margins.

    As of December 31, 1999, we had four freestanding home medical equipment stores and three pharmacies offering intravenous infusion services and home oxygen therapy. We also operate two "institutional" pharmacies which are located inside other facilities.

    We began operations in 1994 as a S-corporation. In 1997, we changed our corporate structure to a C-corporation as a result of our initial public offering.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Our primary business is the operation of retail pharmacies.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

    (i) PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED.

    PRESCRIPTIONS. Our primary focus is the sale of prescription and over-the-counter drugs through our retail outlets and through our mail order and Internet pharmacy operations which we formed in June 1999. During 1999, we filled 2,671,169 prescriptions, and sales of prescription drugs generated 75.7% of our total net revenues. We believe the trend toward an older population and the development of new prescription drugs and drug therapies will increase the demand for prescription drugs. In addition, the FDA is approving an increasing number of prescription products for sale over-the-counter which have historically shown significantly increased sales.

    NONPHARMACEUTICAL MERCHANDISE. In addition to prescription drugs we sell a wide variety of gifts, over-the-counter drugs, home medical equipment, health and beauty care products, greeting cards, gifts and numerous other products. Our stores also offer an assortment of convenience products including candy, food, liquor, tobacco products, books and magazines, household products, seasonal merchandise, school supplies and toys. Certain stores also offer floral arrangements, veterinary supplies, camera and photo accessories, photo processing, sporting goods, small electronics, batteries and audio and video tapes.

    HOME HEALTHCARE SERVICES. Our Farmington, New Mexico store offers certain home healthcare services under the name HORIZON Home Care. Such services include respiratory therapy and patient services, including nursing, para-professional services and infusion therapy. We are evaluating the possibility of converting additional stores into home healthcare centers at such time as proposed changes to the regulations governing this industry are finalized, which is not expected to occur in the immediate future.

    WHOLESALE INJECTIBLES. Our Highland Ranch, Colorado operation purchases injectable pharmaceuticals directly from manufacturers and resells them to physicians located in Colorado.

    The contributions of various product classes to total revenues for each of the last three fiscal years are as follows:

                                                                PERCENTAGE
                                                      ------------------------------
PRODUCT CLASS                                           1997       1998       1999
-------------                                         --------   --------   --------
Prescription Drugs..................................    75.60      73.92      75.66
Health and Beauty Aids..............................    10.21      10.23       8.71
Cards, Gifts & Jewelry..............................     3.00       3.92       4.07
Home Medical Equipment..............................     2.98       3.84       4.13
Home Health Care Services...........................     4.61       2.42       0.98
Liquor & Tobacco....................................     0.37       0.85       1.43
Restaurant, Candy & Beverages.......................     1.43       1.56       1.31
Photo...............................................     0.56       0.61       0.46
School Supplies & Toys..............................     0.44       1.00       0.38
Seasonal & Promotional..............................     0.80       1.56       2.87
                                                       ------     ------     ------
Total Revenues......................................   100.00     100.00     100.00

    EXPANSION. We intend to continue to expand by acquiring small retail pharmacy chains, independent retail pharmacies and other related businesses primarily located in communities having populations of fewer than 50,000 persons, and in high-income metropolitan markets where competition is focused on service. Additionally, we intend to expand our mail order and Internet pharmacy operations through strategic relationships, co-marketing arrangements and joint ventures. Our goal for the next two years is to acquire between 5 and 10 new retail pharmacy operations and between 3 and 5 home medical equipment operations in each of 2000 and 2001. With respect to our mail order and Internet pharmacy operations, our goal is to continue to search for strategic alliances that will enable us to increase both our customer and prescription base.

    (ii) STATUS OF PRODUCT OR SEGMENT.

    Not applicable.

   (iii) SOURCES AND AVAILABILITY OF RAW MATERIALS.

    We centralized the procurement of most of our inventory by purchasing from McKesson HBOC, Inc. ("McKesson") and a limited number of other vendors, enabling us to benefit from promotional programs and volume discounts offered by such companies. During 1999, McKesson supplied 82.8% of our inventory purchases.

    (iv) PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESS HELD.

    We market products under various trademarks and trade names and hold assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business. We also own franchises for the sale of hardware and electronics in two of our stores.

    We do not consider any patent, trademark, license, franchise or concession to be of material importance to our business other than the trade names HORIZON Pharmacies, HorizonRx.com, HorizonScripts.com and HORIZON Home Care and any other trade names under which we operate. In 1999, we filed applications for Federal trademark protection of HorizonScripts and Horizon Scripts.com, which applications are currently pending. Additionally, we filed and received trademark protection for the name HORIZON and such trade names in the State of Texas, and we plan to file for protection in all states in which we operate.

    (v) SEASONAL VARIATIONS IN BUSINESS.

    Our revenues and profits should be higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits should be higher in the first and fourth quarter of each year.

    (vi) WORKING CAPITAL PRACTICES.

    During 1999, we financed acquisitions totaling $12,636,000 primarily by using the credit facility provided by McKesson, seller financing and the issuance of common stock.

    Some retail pharmacy product sales are made for cash. However, a growing percentage of our prescription drug volume consists of sales to customers covered by third-party payment programs. Third-party reimbursements accounted for approximately 79.7% of our prescription drug sales in 1999, 76.9% in 1998, and 73.0% in 1997, and we expect this trend to continue. Although contracts with third-party payors may increase the volume of prescription drug sales and gross profits, third-party payors typically negotiate lower prescription prices than those of non-third-party payors. Accordingly, gross profit margins on sales of prescription drugs have been decreasing, a trend which we expect to continue.

   (vii) DEPENDENCE UPON LIMITED NUMBER OF CUSTOMERS.

    We sell to numerous customers including various managed care organizations. Accordingly, we believe that the loss of any one customer or group of customers under common control would not have a material effect on our business. No customer accounts for 10% or more of our consolidated revenue.

  (viii) BACKLOG ORDERS.

    Not applicable.

    (ix) GOVERNMENT CONTRACTS.

    We are not a party to any material government contracts.

    (x) COMPETITIVE CONDITIONS.

    The retail pharmacy business is highly competitive. We compete with other pharmacies primarily on the basis of customer service, convenience of location and store design, price, product mix and selection. We also compete with mass merchants (including discounters and deep discounters), supermarkets, combination food and retail pharmacies, mail order and Internet distributors, hospitals and HMOs. These other formats have experienced significant growth in their market share of the prescription and over-the-counter drug business. Our home healthcare services compete with certain chain operations and independent single unit stores. Many of our competitors have greater financial resources than us.

    (xi) RESEARCH AND DEVELOPMENT ACTIVITIES.

    We do not engage in any material research activities.

   (xii) ENVIRONMENTAL DISCLOSURES.

    Federal, state and local environmental protection requirements have no material effect upon our capital expenditures, earnings or competitive position.

  (xiii) NUMBER OF EMPLOYEES.

    At December 31, 1999, we employed 956 persons, about 362 of whom are part-time employees working less than 30 hours a week.

   (xiv) STORE LOCATIONS.

    The following table summarizes the number, location and year of acquisition for each of our pharmacies, home medical equipment operations and our wholesale company through March 30, 2000.

STORE NO.                                           LOCATION                            ACQUIRED
---------                 ------------------------------------------------------------  --------
1                         Winnsboro, TX(1)............................................    1994
2                         Princeton, TX(1)............................................    1994
3                         Cuero, TX(1)................................................    1994
4                         Bonham, TX(1)...............................................    1995
5                         Uvalde, TX(1)...............................................    1995
6                         Cleburne, TX(3)(8)..........................................    1995
7                         McLoud, OK(1)...............................................    1995
8                         Farmington, NM(1)(2)(3).....................................    1996
9                         Tomah, WI(1)................................................    1996
10                        Marion, VA(1)...............................................    1996
11                        Covington, VA(1)............................................    1996
12                        Mineola, TX(1)..............................................    1997
13                        Mt. Vernon, TX(1)...........................................    1997
14                        McKinney, TX(1)(2)..........................................    1997
15                        Moriarity, NM(1)............................................    1997
16                        Butte, MT(1)................................................    1997
17                        Mesquite, TX(1).............................................    1997
18                        Gering, NE(1)...............................................    1997
19                        Trinidad, CO(1).............................................    1997
20                        Canon City, CO(1)...........................................    1997
21                        Raton, NM(1)................................................    1997
22                        Lockhart, TX(1).............................................    1997
                          Cleburne, TX(2).............................................    1997
23                        Dallas, TX(1)...............................................    1997
24                        Brookfield, MO(1)...........................................    1997
25                        Floresville, TX(1)..........................................    1998
26                        Highland Ranch, CO(1)(3)(4).................................    1998
20b                       Canon City, CO(1)(2)(5).....................................    1998
27                        Steelville, MO(1)...........................................    1998
28                        Ennis, TX(1)................................................    1998
29                        Belen, NM(1)................................................    1998
30                        St. John, AZ(1).............................................    1998
31                        Peralta, NM (1)(2)..........................................    1998
32                        Las Vegas, NM(1)(2).........................................    1998
32-b                      Espanola, NM(2).............................................    1998

STORE NO.                                           LOCATION                            ACQUIRED
---------                 ------------------------------------------------------------  --------
33                        Rosemount, MN(1)............................................    1998
34                        Kansas City, MO(1)..........................................    1998
35                        Houston, TX(1)..............................................    1998
36                        Houston, TX(1)..............................................    1998
37                        Houston, TX (1).............................................    1998
38                        Blair, NE (1)(2)............................................    1998
39                        Douglas, WY(1)..............................................    1998
40                        Borger, TX(1)(2)............................................    1998
41                        Naperville, IL(1)...........................................    1998
42                        Santa Fe, NM(1)(2)..........................................    1998
43                        Denison, TX(1)..............................................    1998
44                        Yorkville, IL(1)............................................    1998
45                        Sandwich, IL(1).............................................    1998
46                        Pinetop, AZ(1)..............................................    1999
47                        Warsaw, IN(1)(2)............................................    1999
48                        Dodge City, KS(1)...........................................    1999
49                        Columbia Heights, MN(1).....................................    1999
50                        Canton, OH(1)(6)............................................    1999
51                        Spokane, WA(1)(2)...........................................    1999
52                        Deer Park, WA(1)(2).........................................    1999
943                       Denison, TX(2)..............................................    1999
                          Denison, TX(6)..............................................    1999
                          Columbia Heights, MN(7).....................................    1999
                          Naperville, IL(7)...........................................    1999
                          Minneola, TX(7).............................................    1999
                          Houston, TX(7)..............................................    1999
                          Gering, NB(7)...............................................    2000

------------------------

(1) Free-standing pharmacy.

(2) Home medical equipment offered.

(3) Closed-door institutional pharmacy.

(4) Wholesale company.

(5) We also purchased the pharmacy files, inventory and equipment of two other pharmacies located in Canon City, Colorado which we consolidated into this pharmacy.

(6) Mail order and Internet pharmacy operation.

(7) We also purchased the pharmacy files, inventory and equipment of other pharmacies located in these cities and consolidated them into our existing pharmacy operations.

(8) Store sold in March of 2000.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES.

    Not applicable.

    FORWARD-LOOKING STATEMENTS. Certain information in this annual report, as well as in other public filings, press releases and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, mail order and Internet operations, prescription margins, number of new store openings and the level of capital expenditures, as well as those that include or are preceded by the words "expects," "estimates," "believes" or similar language.

For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

    The following factors, in addition to those discussed elsewhere in this annual report for the fiscal year 1999, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by HORIZON; consumer preferences and spending patterns; competition from other retail pharmacy chains, supermarkets, other retailers and mail order or Internet companies; changes in state or federal legislation or regulations; the efforts of third-party payors to reduce prescription drug costs; the success of planned advertising and merchandising strategies; the availability and cost of real estate and construction; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to successfully implement new computer systems, Internet applications and other technology; and adverse determinations with respect to litigation or other claims. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

ITEM 2. PROPERTIES.

    Our principal offices are currently located at 531 W. Main, Denison, Texas, 75020, where we own a 15,000 square foot building. We also own a 5,500 square foot building in Princeton, Texas, the pharmacies located in Mt. Vernon and Mineola, Texas, and the furniture and fixtures in each of our stores. Substantially all of our retail stores operate under noncancellable leases, many of which expire within the next five years. In the normal course of business, however, we expect these leases will be renewed or replaced by leases on other properties. No single lease is material to our operations.

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, we may be involved in litigation relating to claims arising out of our normal business operations. No material legal proceedings were pending against HORIZON, any of its subsidiaries or any of their properties as of December 31, 1999, except for the following matters.

    The Company and certain present and former officers or directors are named as defendants in an action styled FRANK GABLE, ET AL. v. HORIZON PHARMACIES, INC., ET AL., No. 3-99CV-1244-L, United States District Court for the Northern District of Texas, Dallas Division that was filed on May 28, 1999. Plaintiffs seek to certify a class of persons who purchased shares of the Company's common stock during the period between August 14, 1998 and March 3, 1999, inclusive, alleging that defendants failed to timely disclose complications with the Company's prescription pricing communications technology. Plaintiffs seek unspecified compensatory and/or rescisssionary damages. Defendants are vigorously defending against the action. Defendants' motion to dismiss the complaint is pending and no determination has been made whether the matter may proceed as a class action.

    The Company, a current employee and two former employees of the Company are named as defendants in an action styled MARY BLACKWOOD, ET AL. v. HORIZON PHARMACIES, INC., No. 98-1053-1, 11th Judicial District for San Juan County, New Mexico that was filed on April 13, 1999. The plaintiff alleges injuries as a result of a reaction to a prescription. The case is currently in the initial phase of discovery. Both parties have agreed to submit to mediation on May 8, 2000. The Company's insurer intends to vigorously defend against this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    MARKET INFORMATION. HORIZON's common stock trades on the American Stock Exchange under the symbol "HZP." The following table shows the high and low closing sales prices per share for the common stock from January 1, 1998 through December 31, 1999.

                                                                 HIGH          LOW
                                                              -----------   ----------
Fiscal 1998
  First Quarter.............................................  11 1/2        8
  Second Quarter............................................  15 7/8        9 5/8
  Third Quarter.............................................  16 1/4        7 3/8
  Fourth Quarter............................................  12            5 5/8
Fiscal 1999
  First Quarter.............................................  11 7/8        5
  Second Quarter............................................  7 9/16        4 3/4
  Third Quarter.............................................  5 5/8         3
  Fourth Quarter............................................  3 7/8         2 5/16

    STOCKHOLDERS. As of March 24, 2000, there were 107 holders of record of the common stock according to the records maintained by our transfer agent. As of March 24, 2000, we had approximately 2,457 stockholders, including beneficial owners holding shares in street or nominee names.

    DIVIDENDS. We did not pay any dividends on the common stock during our two most recent fiscal years and we do not intend to pay any dividends in the foreseeable future. Furthermore, we cannot declare or pay any dividends without McKesson's prior written consent until we fulfill all of our obligations and payments under our agreement with McKesson.

    RECENT SALES OF UNREGISTERED SECURITIES. Since the filing of our last Quarterly Report on Form 10-Q on November 18, 1999, we issued 9,579 unregistered shares of common stock in connection with the exercise of stock options by a former employee. All such shares were issued to the holder of the options and were deemed exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1995       1996       1997       1998       1999
                                                 --------   --------   --------   --------   --------
Income Statement Data:
  Total net revenues...........................   $6,270    $13,136    $28,429    $74,737    $131,756
  Gross profit.................................    1,898      4,194      9,297     20,226      34,838
  Provision for impairment.....................       --         --         --         --       3,198
  Income (loss) from operations................      279        551      1,025     (1,933)     (5,848)
  Interest expense.............................      110        253        299        803       1,898
  Income (loss) before income taxes............      176        302        807     (2,539)     (7,548)
  Provision (credit) for income taxes(1).......       61        106        480       (360)         --
  Net income (loss)............................      115        196        327     (2,179)     (7,548)
  Basic earnings (loss) per share..............      .08        .13        .12       (.43)      (1.30)
  Diluted earnings (loss) per share............      .08        .13        .11       (.43)      (1.30)
  Cash distributions per share(2)..............      .11        .19        .17         --          --
Balance Sheet Data:
  Working capital..............................   $1,029    $ 1,563    $11,287    $20,438    $ 14,571
  Total assets.................................    3,545      6,589     20,654     46,647      59,831
  Long-term obligations........................      930      1,467      3,531     13,512      20,935
  Total liabilities............................    2,266      4,839      8,815     26,219      44,581
  Stockholders' equity.........................    1,279      1,750     11,839     20,428      15,250
Number of stores at end of year................        7         11         24         45          52
Operating Store Months.........................       58        101        193        415         596

------------------------

(1) See Note 1 in the accompanying consolidated financial statements regarding pro forma provisions for income taxes for 1997. Pro forma income taxes in 1995 and 1996 were $61 and $106, respectively.

(2) Cash distributions were paid to stockholders during periods of S corporation status. No distributions or dividends have been made since the initial public offering in July 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    OVERVIEW. HORIZON's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of full-line retail pharmacies. In evaluating a retail pharmacy for potential acquisition, we: (i) evaluate the target store's profits and losses for preceding years; (ii) review the store's tax returns for preceding years;
(iii) review computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales; (iv) analyze the store's location and competition in the immediate area; (v) review the store's lease agreement, if any; and (vi) assess targeted areas for growth patterns and trends. Based on our analysis of the foregoing items, we prepare an offer to purchase the particular store. To assess the reasonableness of the purchase price offered by a seller in connection with a potential acquisition, we consider the availability and terms of owner financing of approximately one-third of the purchase price, including such terms as rate of return and payback period, with the balance split between cash and other consideration such as our common stock.

    In 1999, we made a strategic decision to enter the mail order and e-commerce business. In June 1999, we purchased a combination retail, mail order and Internet pharmacy operation for $2,702,000, and in the fourth quarter we started a new Internet pharmacy operation, HorizonScripts.com, which will provide customers online access to thousands of prescription and non-prescription items at competitive prices. We believe this Internet pharmacy will enhance our traditional "brick and mortar" operations, and that the "brick and click" strategy will offer our customers and potential customers convenient sources for the health care needs. By expanding our presence through e-commerce, we believe we will expand our name recognition and revenue base, while also cementing our relationship with our existing customers.

    In 1997, 1998 and 1999 we acquired 13, 21 and 7 retail pharmacies and 1, 0 and 2 related businesses, respectively. These acquisitions are the principal influence on our results of operations and financial condition. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores counted during the relevant measuring period. We expect that continuing acquisitions and expansion of our e-commerce activities will be the most significant factors in our growth strategy.

    Currently, our primary source of revenue is the sale of prescription drugs. During 1997, sales of prescription drugs generated 75.6% of our net revenues; during 1998, prescription drug sales generated 73.9% of revenues; and during 1999, such sales generated 75.7% of total net revenues. We expect our prescription drug business to continue to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our total net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

    Our revenues and profits should be higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits should be highest in the first and fourth quarters of each year.

    We anticipate entering into strategic alliances with various e-commerce companies, as well as pursuing e-commerce strategies through existing retail centers, such as grocery stores. We recently entered into a relationship with Informed.com, Inc., an e-commerce start-up that provides telemedicine services (e.g., counseling and virtual nursing). We will in essence serve as a wholesale supplier to Informed.com for their online prescription drug and OTC drug orders, and in this capacity and in exchange for 2,000,000 shares of Informed.com common stock and a one-time fee of $1.5 million, and have guaranteed prescription volume levels to allow certain of Informed.com's revenue and gross margin targets will be met. Informed.com will also provide us their e-commerce expertise, as we design and develop kiosks to conduct e-commerce in retail centers. Additionally, we also entered into a Cooperative Marketing Agreement with eGrocery.com, Inc. pursuant to which eGrocery.com, Inc. will, among other things, link our web site to, and display promotional advertisements on, certain web sites operated and maintained by eGrocery.com, Inc. eGrocery.com, Inc. will also endeavor to generate cooperative advertising dollars for us from general merchandise, trade funds and display allowances at the retail stores we own and manage. We will attempt to enter into additional alliances in fiscal 2000 in order to provide us increased visibility in cyberspace and access to high traffic retail centers for electronic kiosks to implement our strategies.

    RESULTS OF OPERATIONS. The following table sets forth the percentage relationship of certain income statement data for each of the last three fiscal years:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Income Statement Data
  Prescription drugs sales..................................    75.6%      73.9%      75.7%
  Other sales and services..................................    24.4%      26.1%      24.3%
                                                               -----      -----      -----
    Total net revenues......................................   100.0%     100.0%     100.0%
                                                               -----      -----      -----

Costs and Expenses:
  Cost of sales--prescription drugs(1)......................    71.2%      77.6%      76.6%
  Cost of sales--other(2)...................................    55.3%      59.8%      64.2%
  Depreciation and amortization(3)..........................     1.2%       1.2%       1.3%
  Provision for impairment(3)...............................      --%        --%       2.4%
  Selling, general and administrative expenses(3)...........    27.9%      28.5%      27.2%
  Interest expense(3).......................................     1.1%       1.1%       1.4%
  Net income (loss)(3)(4)(5)................................     1.1%      (2.9%)     (5.7%)

------------------------

(1) As a percentage of prescription drugs sales.

(2) As a percentage of other sales and services.

(3) As a percentage of total net revenues.

(4) After pro forma provisions for income taxes in the first six months of 1997.

(5) After a one-time provision for deferred income taxes in 1997 resulting from a change in tax status.

    NET REVENUES. Our total net revenues increased $57,019,000 or 76.3%, to $131,756,000 in 1999 compared to $74,737,000 in 1998 and $28,429,000 in 1997.
The increases were attributable primarily to the increase in store operating months from 193 in 1997 to 415 in 1998 to 596 in 1999.

    Prescription drug sales increased by $44,440,000, or 80.4%, to $99,688,000 in fiscal 1999 compared to $55,248,000 for fiscal 1998 and $21,493,000 for 1997.
Third-party reimbursed sales accounted for approximately 79.7% of our total prescription drugs sales in 1999, as compared to 76.9% in 1998 and 73.0% in 1997. Higher reimbursement sales have typically resulted in a decrease in gross margins due to the lower prices negotiated by third-party payors. In 1998, the gross margin on prescription drug sales was down significantly due to unanticipated problems with our communications technology which prevented us from receiving daily updates of average wholesale pharmaceutical prices. In 1999, the gross margin on prescription drug sales was slightly improved over 1998. However, 1999 gross margins on prescription drug sales remained low due to price conversion difficulties encountered in the fourth quarter during our conversion to a new pharmacy computer system and to install a system with a home office function enabling centralized control on a daily basis for prescription pricing and margins.

    The following tables show our prescription drug gross margins and total revenues margins for 1997, 1998 and 1999:

                                                     GROSS MARGINS ON         GROSS MARGINS ON TOTAL
                                                  PRESCRIPTION DRUG SALES            REVENUES
                                                 -------------------------   ------------------------
YEAR                                                AMOUNT      PERCENTAGE     AMOUNT      PERCENTAGE
----                                             ------------   ----------   -----------   ----------
1999...........................................  $23,347,000       23.4      $34,838,000      26.4
1998...........................................  $12,398,000       22.4      $20,226,000      27.1
1997...........................................  $ 6,200,000       28.8      $ 9,298,000      32.7

    Sales of prescription drugs decreased from 75.6% of total revenues for 1997 to 73.9% of total revenues for 1998 and increased to 75.7% of total revenues for 1999. While there was an increase in prescription drug sales in 1999 as compared to 1998 due to the acquisition of the mail order and Internet pharmacy in 1999, we expect that prescription drug sales will decrease as a percentage of total revenues as we expand our home healthcare and other non-pharmaceutical sales and services, whose gross margins exceed those of pharmaceutical sales.

    Same store sales for our first 24 stores increased from $27,222,000 in 1997 to $31,000,000 in 1998, an increase of 13.9%. Same store sales for our first 45 stores increased from $74,186,000 in 1998 to $79,631,000 in 1999, an increase of 7.3%. Management believes that these increases are primarily the result of increased advertising and promotions as well as an enhanced product mix. We currently have non-compete agreements with the previous owners of all of the stores we have acquired except for the Marion and Covington, Virginia stores, which were acquired from the Federal Trade Commission, and three stores located in Mineola, Mt. Vernon and McKinney, Texas, which we acquired from True Quality Pharmacies, Inc.

    COSTS AND EXPENSES. Cost of sales increased $42,407,000, or 77.8 %, to $96,918,000 in 1999 as compared to $54,511,000 in 1998 and $19,132,000 in 1997.
This increase is primarily the result of increased sales volume due to the increased number of store operating months for each respective period. Total cost of sales as a percentage of total revenues increased 5.6% from 67.3% in 1997 to 72.9% in 1998 and increased by 0.7% from 72.9% in 1998 to 73.6% in 1999.
In 1998, the increase in cost of sales was caused by unexpected communications technology problems in receiving updated pricing information from our primary supplier during the last quarter of 1998. As a result of the problems, our prescription prices to third-party and cash customers were not increased when our cost of those prescription products increased. The problem was identified in February of 1999 and corrected in March of 1999 by switching to another provider for updated pricing information. As a result, our gross margin on prescription drug sales declined from 28.8% in 1997 to 22.4% in 1998, with a significant portion of the decline attributable to the failure to receive updated pricing and the balance due to an increase in prescriptions reimbursed through third-party providers. In 1999, we recovered a portion of the decline in gross margin that occurred in 1998; however, a further recovery was deterred during the conversion of pharmacy computer systems in the fourth quarter of 1999 to install a system with a home office function enabling centralized control on a daily basis of prescription pricing and margins.

    There was an increase of $13,349,000 in selling, general and administrative expenses from $7,943,000 in 1997 and $21,292,000 in 1998 and an increase of $14,507,000 from 1998 to $35,799,000 in 1999. A portion of the increase is due to increased store count and resulting increased store operating months. A large portion of the increase (approximately $2,015,000) is due to the cost associated with the conversion of pharmacy systems, the installation of a home office pharmacy system to monitor prescription drug costs, prices and margins, the installation of a "frame relay" telecommunications system which ties together our stores, home office and Internet activities, additional personnel added to install, monitor and manage the new systems and the start-up costs of HorizonScripts.com. In total, these selling, general and administrative expenses, expressed as a percentage of net revenues, were 27.9% , 28.5% and 27.2% for 1997, 1998 and 1999, respectively.

    Depreciation and amortization was $1,689,000 in 1999 compared to $867,000 in 1998 and $329,000 in 1997. The increase primarily resulted from our acquisition of stores in 1999 and 1998.

    Intangible assets, including but not limited to goodwill, pharmacy files and non-compete covenants, have historically represented a substantial portion of our acquisition costs. Such assets are amortized over a period of not more than 40 years. Accordingly, the amortization of intangible assets is not expected to have a significant effect on our future results of operations.

    Interest expense was $1,898,000 in 1999 compared to $803,000 in 1998 and $299,000 in 1997. The increase in interest expense resulted primarily from the increase in our indebtedness associated with the acquisition of stores in 1999 and 1998 and for working capital as a result of the operating losses sustained in 1999 and 1998.

    During the fourth quarter of 1999 we determined that several under-performing stores should be sold or closed and recorded a special charge of $2,985,000 for impairment losses. Additionally, we recorded an impairment provision of $213,000 on another store we plan to continue to operate.

    EARNINGS. Income (loss) before provision for income taxes was $807,000 (1.1% of net revenues) in 1997, ($2,539,000) (2.9% of net revenues) in 1998 and ($7,548,000) (5.7% of net revenues) in 1999, which is a decrease of $3,346,000 and $5,009,000, respectively, in 1998 and 1999.

    Because HORIZON operated as an S Corporation prior to its initial public offering, it had not incurred any income taxes prior to such time. As a result of the termination of its S Corporation election in connection with the initial public offering, we became a taxpaying entity subject to the payment of taxes on all non-exempt income at applicable federal and state income tax rates. In 1997, we incurred a noncash, one-time charge for deferred income taxes of $170,000 as a result of the change in tax status.

    In 1999, we incurred a net loss of $7,548,000, as compared to a net loss of $2,179,000, in 1998 and net income of $327,000 (after the one-time noncash charge for deferred taxes of $170,000) in 1997. The loss in 1999 resulted from the provision for impairment, a decline in gross margin as a result of price conversion difficulties encountered during the pharmacy computer system conversions and the expenses associated with the pharmacy system conversion, the installation of the pharmacy home office computer system, the frame relay network and the start-up expenses associated with our new web site, HorizonScripts.com. The loss in 1998 resulted primarily from revenues which were lost when our computer system failed to receive and/or process daily prescription drugs price updates transmitted electronically from our wholesale supplier.

    LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities was $3,315,000 in 1999 as compared to $2,072,000 in 1998 and $126,000 in 1997. The net losses in 1999 and 1998, coupled with increased accounts receivable in each of such years, were primarily responsible for the increase in net cash used by operations.

    The $6,725,000 net proceeds of a private placement that closed June 16, 1998 was used to support an aggressive store acquisition program and for working capital. We believe that based on prior acquisitions, the average acquisition cost per store will be approximately $500,000 to $700,000 plus inventory based on such variables as store sales and profits. Management believes it will be able to obtain seller financing for approximately 30-40% of the cost of each such acquisition.

    McKesson currently provides us with a $11,000,000 credit facility, due in July 2003 and provides a guaranty for a $7,000,000 revolving credit facility from Bank One, Texas, NA ("Bank One") due in July 2000. Both the McKesson credit facility and the Bank One revolving credit facility are subject to certain restrictive covenants (including financial ratio requirements) which we must meet to maintain the credit facility and revolving line of credit. At December 31, 1999 we were in default of several of these covenants, but McKesson and Bank One waived such defaults pursuant to agreements executed March 30, 2000 and April 14, 2000, respectively. At March 27, 2000, we had borrowed $10,678,000 under the credit facility and $7,000,000 under the revolving credit facility.

    During February 2000, we acquired the prescription files and inventory of one store in Gering, Nebraska and consolidated it with our existing store. However, as a result of the loss incurred in 1999, we have readjusted our formula we use for acquisitions. Until we are able to raise additional capital or secure additional credit lines for acquisitions, we will seek acquisition opportunities that require less cash and rely more on seller financing and the public or private offering of certain equity or long-term debt securities.

    Because of the federal moratorium on home healthcare licenses from September 1997 until January 1998, and the uncertainty of the current regulations, we do not plan to expand our home healthcare operations in 2000. We do expect, however, to offer home medical equipment through stores which have not heretofore offered such equipment.

    The Company's plan for 2000 provides for the Company to improve its financial condition and operating results through the sale or closure of several underperforming pharmacies (including one pharmacy sold in March 2000), increased selling prices, the reduction of receivables and inventories levels, reduction in store operating hours and labor costs and various debt and equity alternatives. In April 2000, the Company issued $2,500,000 in convertible debentures which provided $2,175,000 in net proceeds.

    As discussed above, the Company's $7,000,000 revolving credit facility from Bank One matures July 31, 2000. We believe that in the event that Bank One does not renew or otherwise extend the credit facility, we will be able to secure replacement financing through a financial institution or supplier at similar terms or otherwise retire the debt with sales proceeds from stores identified as held for disposal in the fourth quarter of 1999. In the event such proceeds are not sufficient or that alternative financing is not arranged, we will sell the assets of certain performing stores (which have previously received unsolicited purchase inquiries) to provide the additional funds to retire the debt. While the sale of such additional stores would reduce future revenues, we do not believe such reduction would have a material adverse effect on the financial position or results of operations of the Company.

    IMPACT OF INFLATION AND CHANGING PRICES. Inflation continues to cause increases in revenues, as well as product, occupancy and operating expenses, as well as the cost of acquiring capital assets. The effect of higher operating costs is minimized by achieving operating efficiencies and product price increases.

FACTORS AFFECTING OPERATIONS.

    DEPENDENCE ON ACQUISITIONS FOR GROWTH. Our growth strategy is two-fold. First, when we can we will continue to acquire, consolidate and operate existing free-standing pharmacies and related businesses on a profitable basis. We continually review acquisition proposals and are currently engaged in discussions with third parties with respect to possible acquisitions. We compete for acquisition candidates with buyers who have greater financial and other resources and may be able to pay higher acquisition prices than we are able to pay. To the extent we are unable to acquire suitable retail pharmacies, or to successfully integrate such stores into our operations, our ability to expand our business may be reduced significantly. In addition to seeking acquisition opportunities, we are also expanding our operations into, and attempting to redirect revenues through e-commerce through strategic alliances with e-commerce partners. We believe this will allow us to increase both our customer and prescription bases and our revenues.

    SALES TO THIRD-PARTY PAYORS. We sell a growing percentage of our prescription drugs to customers who are covered by third-party payment programs. Although contracts with third-party payors may increase the volume of prescription drugs sales and gross profits, third-party payors typically negotiate lower prescription prices than non third-party payors. Accordingly, gross profit margins on sales of prescription drugs have been decreasing and are expected to continue to decrease in future periods.

    RELIANCE ON MEDICARE AND MEDICAID REIMBURSEMENTS. Substantially all of our home healthcare revenues are attributable to third-party payors, including Medicare, Medicaid, private insurers, managed care plans and HMOs. The amounts we receive from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Any substantial delays in reimbursement or significant reductions in the coverage or payment rates of third-party payors, or from patients enrolled in the Medicare or Medicaid programs, would have a material adverse effect on our revenues and profitability.

    EXPANSION. Our ongoing expansion will require us to implement and integrate enhanced operational and financial systems, and additional management, operational and financial resources. Our inability to implement and integrate these systems and/or add these resources could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to manage our expanding operations effectively or maintain or accelerate our growth. Although we experienced growth in net revenues in 1997, 1998 and 1999, and were profitable in 1997, we sustained a substantial loss in 1999, as a result of the decline in gross margins in the fourth quarter as a result of price conversion difficulties encountered during the pharmacy computer system conversions and the expenses associated with the conversions, the installation of the home office computer system, the installation of the frame relay telecommunication network, and the start-up expenses associated with new pharmacy web site, HorizonScripts.com, and in 1998, as a result of the malfunction of our computerized pricing system which failed to receive and/or integrate average wholesale price updates electronically transmitted from our primary supplier. While such malfunction has been corrected, there can be no assurance we will not experience other similar problems related to expansion or that we will be able to maintain or increase net revenues.

    GOVERNMENT REGULATION AND HEALTHCARE REFORM. Pharmacists and pharmacies are subject to a variety of state and federal regulations and may be adversely affected by certain changes in such regulations. In addition, prescription drug sales represent a significant portion of our revenues and profits and are a significant segment of our business. These revenues are affected by regulatory changes, including changes in programs providing for reimbursement of the cost of prescription drugs by third-party payment plans, such as government and private plans, and regulatory changes relating to the approval process for prescription drugs.

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

    COMPETITION. The retail pharmacy and home healthcare businesses are highly competitive. We compete with national, regional and local retail pharmacy chains, independent retail pharmacies, deep discount retail pharmacies, supermarkets, discount department stores, mass merchandisers and other retail stores and mail order and Internet operations. Similarly, our home healthcare operations compete with other larger providers of home healthcare services including chain operations and independent single unit stores which are more established in that market and which offer more extensive home healthcare services than we offer. Most of our competitors have financial resources that are substantially greater than ours, and we cannot assure that we will be able to continue to successfully compete with such competitors.

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

    SUBSTANTIAL INDEBTEDNESS. We have incurred substantial debt and may incur additional indebtedness in the future in connection with our plan of acquisitions. Our ability to make cash payments to satisfy our debt will depend upon our future operating performance, which is subject to a number of factors including prevailing economic conditions and financial, business and other factors beyond our control. As discussed above, if we are unable to generate sufficient earnings and cash flow to service such debt we may have to refinance certain of these obligations or dispose of certain assets. In the event we are required to refinance all or any part of such debt, there can be no assurance that we will be able to effect such refinancing on satisfactory terms.

    NEED FOR ADDITIONAL CAPITAL. We believe that a planned reduction in inventory and accounts receivable levels and the sale of certain stores discussed above together with our existing credit facilities will be adequate to satisfy our working capital requirements for the next twelve months, although circumstances, including the acquisition of additional stores and certain alliances and/or joint ventures in e-commerce, will require that we obtain additional equity and/or long or short-term financing to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

    RELIANCE ON SINGLE SUPPLIER. We currently purchase approximately 80% of our inventory from McKesson, which also provides us with order entry machines, shelf labels and other supplies and is our primary lender and guarantor of our indebtedness. We believe that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although we believe we could obtain our inventory through another distributor at competitive prices and upon competitive payment terms if our relationship with McKesson was terminated, there can be no assurance that the termination of such relationship would not adversely affect our business.

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. Our results of operations depend significantly upon the net revenues generated during the first and fourth quarters, and any decrease in net revenues for such periods could have a material adverse effect upon our profitability. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and should not be relied upon as an indication of future performance.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding borrowings under the McKesson credit facility and the Bank One revolving line of credit. The combined balance outstanding was $16,178,000 at December 31, 1999. The impact on our results of operations of a one-point interest rate change on balances outstanding would be $162,000 on an annual basis. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements required by this Item are set forth beginning on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable. There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the preceding twenty-four months ended December 31, 1999.

                                    PART III

    The information required in response to Items 10, 11, 12 and 13 shall appear in our definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with HORIZON's 2000 Annual Meeting, and it shall be incorporated herein by reference when filed.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS.

    The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                               PAGES
                                                              --------
Report of Independent Auditors..............................     F-1
Consolidated Balance Sheets at December 31, 1998 and 1999...     F-2
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1999...............     F-4
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999.....     F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............     F-6
Notes to Consolidated Financial Statements..................     F-8
FINANCIAL STATEMENT SCHEDULES
The Company has included the following schedule immediately
  following this Item 14:
Schedule II--Valuation and Qualifying Accounts..............    F-20

    The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those financial statements.

(b) REPORTS ON FORM 8-K. DURING THE LAST QUARTER OF FISCAL 1999 WE FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K:

    In the last quarter of 1999, HORIZON filed two Current Reports on Form 8-K. On October 29, 1999, HORIZON filed a Current Report on Form 8-K regarding the acquisition of Jones Low Priced Drugs. On December 28, 1999, HORIZON filed an Amended Current Report on Form 8-K containing certain financial statements of Jones Low Priced Drugs.

(c) EXHIBITS. THE EXHIBITS LISTED BELOW ARE INCLUDED WITH THIS REPORT.

EXHIBIT NO.                                   NAME OF EXHIBIT
-----------             ------------------------------------------------------------
        3.1             Articles of Incorporation of HORIZON Pharmacies, Inc.,
                        incorporated by reference to Exhibit 3.1 of our Quarterly
                        Report on Form 10-QSB filed electronically on August 14,
                        1998.
        3.2             Bylaws of HORIZON Pharmacies, Inc., incorporated by
                        reference to Exhibit 3.2 of our Quarterly Report on Form
                        10-QSB filed electronically on August 14, 1998.
        4.1             Specimen Certificate of the common stock of HORIZON
                        Pharmacies, Inc. incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (File No. 333-61987).
        4.2             Form of Warrant dated July 11, 1997 between HORIZON
                        Pharmacies, Inc. and Capital West Securities, Inc. and Com
                        Vest Partners, Inc., incorporated herein by reference to
                        Exhibit 4.2 of our Registration Statement on Form S-3 (File
                        No. 333-61987).

EXHIBIT NO.                                   NAME OF EXHIBIT
-----------             ------------------------------------------------------------
        4.3             Warrant Agreement dated November 7, 1997 by and between
                        HORIZON Pharmacies, Inc. and Com Vest Partners, Inc.
                        incorporated by reference to Exhibit 4.3 of our Annual
                        Report on Form 10-KSB for the fiscal year ended
                        December 31, 1997 filed electronically on April 15, 1998.
        4.4             Form of Warrant dated June 12, 1998 between HORIZON
                        Pharmacies, Inc. and the parties to the Securities Purchase
                        Agreement included herein as Exhibit 10.4, incorporated
                        herein by reference to Exhibit 99.1 of our Current Report on
                        Form 8-K filed electronically on June 25, 1998.
        4.5             Amended and Restated Warrant Purchase Agreement dated
                        May 14, 1999 among HORIZON Pharmacies, Inc. and McKesson
                        HBOC, Inc. (filed electronically herewith).
        4.6             First Amendment to Amended and Restated Warrant Purchase
                        Agreement dated March 30, 2000 between HORIZON Pharmacies,
                        Inc. and McKesson HBOC, Inc. (filed electronically herewith)
        4.7             Warrant dated January 28, 2000 between HORIZON Pharmacies,
                        Inc. and K-2 Financial Corp. (filed electronically herewith)
        4.8             Warrant dated February 1, 2000 between HORIZON Pharmacies,
                        Inc. and 5Net5 Corp. (filed electronically herewith)
        4.9             Warrant dated March 14, 2000 between HORIZON Pharmacies,
                        Inc. and Informed.com, Inc. (filed electronically herewith)
        4.10            Warrant dated March 14, 2000 between HORIZON Pharmacies,
                        Inc. and Informed.com, Inc. (filed electronically herewith)
        4.11            Registration Rights Agreement dated March 14, 2000 by and
                        between HORIZON Pharmacies, Inc., and Informed.com, Inc.
                        (filed electronically herewith).
        4.12            Warrant dated March 30, 2000 between HORIZON Pharmacies,
                        Inc. and McKesson HBOC, Inc. (filed electronically
                        herewith).
        4.13            Warrant dated April 5, 2000 between HORIZON Pharmacies, Inc.
                        and eGrocery.com, Inc., incorporated herein by reference to
                        Exhibit 4.1 of our Current Report on Form 8-K filed
                        electronically on April 14, 2000.
       10.1             Supply Agreement dated effective April 30, 1998 by and
                        between HORIZON Pharmacies, Inc. and McKesson Corporation, incorporated herein by reference to Exhibit 10.1 of our Form
                        10-Q filed electronically on May 15, 1998.
       10.2             Letter Agreement dated April 14, 1999 amending the Supply
                        Agreement included herein as Exhibit 10.1 (filed
                        electronically herewith)
       10.3             Amendment to the Supply Agreement included as Exhibit 10.1 herein, dated March 30, 2000 between HORIZON
                        Pharmacies, Inc. and McKesson HBOC Inc. (filed
                        electronically herewith)
       10.4             Securities Purchase Agreement dated June 15, 1998 by and
                        among HORIZON Pharmacies, Inc. and the Several Purchasers
                        named therein (filed electronically herewith).
       10.5             Credit Agreement dated July 2, 1998 by and between the
                        HORIZON Pharmacies, Inc. and McKesson Corporation,
                        incorporated by reference to Exhibit 10.1 to our Current
                        Report on Form 8-K filed electronically on August 4, 1998.
       10.6             First Amendment to the Credit Agreement included as Exhibit
                        10.5 herein, dated as of July 20, 1998 incorporated herein by referenced to Exhibit 10.2 of our Current Report on Form
                        8-K filed electronically on August 4, 1998.
       10.7             Second Amendment to Credit Agreement included as Exhibit
                        10.5 herein, dated as of August 26, 1998, incorporated
                        herein by reference to Exhibit 10.3 of our Current Report on
                        Form 8-K/A filed electronically on August 31, 1998.

EXHIBIT NO.                                   NAME OF EXHIBIT
-----------             ------------------------------------------------------------
       10.8             Third Amendment to Credit Agreement included as Exhibit 10.3 herein, dated as of May 14, 1999 (filed electronically
                        herewith).
       10.9             Fourth Amendment to the Credit Agreement included as Exhibit
                        10.3 herein, dated as of August 16, 1999 (filed
                        electronically herewith).
       10.10            Fifth Amendment to the Credit Agreement included as Exhibit
                        10.3 herein, dated as of April 14, 2000 (filed
                        electronically herewith).
       10.11*           Form of Employment Agreement by and between HORIZON
                        Pharmacies, Inc. and each of Rick D. McCord, R.Ph., Charlie
                        K. Herr, R.Ph. and Robert D. Mueller, R.Ph., incorporated
                        herein by reference to Exhibit 10.4 to the Registration
                        Statement on Form SB-2 (File No. 333-25257).
       10.12            Purchase Agreement dated November 8, 1998 by and between
                        HORIZON Pharmacies, Inc. and Holland's Drug Store, Inc.,
                        incorporated herein by reference to Exhibit 2.1 of our
                        Current Report on Form 8-K filed electronically on
                        November 18, 1998.
       10.13            Consulting Agreement dated January 28, 2000 between HORIZON
                        Pharmacies, Inc. and K-2 Financial Corp., incorporated
                        herein by reference to Exhibit 10.1 of our Current Report on
                        Form 8-K filed electronically on March 9, 2000.
       10.14            Investment Banking Agreement dated January 28, 2000 between
                        HORIZON Pharmacies, Inc. and Waterford Financial, Inc.,
                        incorporated herein by reference to Exhibit 10.2 of our
                        Current Report on Form 8-K filed electronically on March 9,
                        2000.
       10.15            Software Development Agreement dated February 1, 2000
                        between HORIZON Pharmacies, Inc. and 5Net5 Corp.,
                        incorporated herein by reference to Exhibit 10.3 of our
                        Current Report on Form 8-K filed electronically on March 9,
                        2000.
       10.16            Amendment to Software Development Agreement dated
                        February 1, 2000 between HORIZON Pharmacies, Inc. and 5Net5
                        Corp., incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed electronically on
                        March 9, 2000.
       10.17            Fulfillment and Guaranty Agreement dated March 14, 2000 by and between HORIZON Pharmacies, Inc. and
                        InformedScripts.com, incorporated herein by reference to
                        Exhibit 10.1 of our Current Report on Form 8-K filed
                        electronically on April 6, 2000.
       10.18            Limited Waiver and Consent dated March 30, 2000 between
                        HORIZON Pharmacies, Inc. and McKesson HBOC, Inc. (filed
                        electronically herewith).
       10.19            Cooperative Marketing Agreement dated April 6, 2000 by and between eGrocery.com, Inc. and HORIZON Pharmacies, Inc,
                        incorporated herein by reference to Exhibit 10.1 of our
                        Current Report on Form 8-K filed electronically on
                        April 14, 2000.
       10.20            Letter Agreement, dated April 14, 2000, regarding the Loan
                        Agreement dated July 31, 1999 between HORIZON Pharmacies,
                        Inc. and Bank One, Texas, N.A. (filed electronically
                        herewith).
       10.21*           HORIZON Pharmacies, Inc. 401(k) Plan incorporated herein by reference to Exhibit 4.2 to our Registration Statement on
                        Form S-8 (File No. 333-43607).
       10.22*           HORIZON Pharmacies, Inc. 1999 Stock Option Plan (filed
                        electronically herewith).
       10.23*           HORIZON Pharmacies, Inc. 1998 Stock Option Plan incorporated by reference to Exhibit 4.2 of our Registration Statement on
                        Form S-8 (File No. 333-62805).
       10.24            HORIZON Pharmacies, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 4.4 to our Registration
                        Statement on Form SB-2, as amended (File No. 333-25257).
       21.1             Subsidiaries of HORIZON Pharmacies, Inc. (filed
                        electronically herewith).
       23.1             Consent of Ernst & Young LLP, Independent Auditors (filed
                        electronically herewith).
       27.1             Financial data schedule (filed electronically herewith).

------------------------

*   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       REGISTRANT:
                                                       HORIZON PHARMACIES, INC.

                                                                       /s/ RICKY D. MCCORD
Date: April 14, 2000                                   By:  -----------------------------------------
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                                       /s/ JOHN N. STOGNER
Date: April 14, 2000                                   By:  -----------------------------------------
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
                                               Chairman of the Board of
         /s/ RICKY D. MCCORD, R.PH.              Directors, President and Chief
    ------------------------------------         Executive Officer, Principal        April 14, 2000
           Ricky D. McCord, R.Ph.                Executive Officer

             /s/ JOHN N. STOGNER               Chief Financial Officer,
    ------------------------------------         Treasurer, Director, Principal      April 14, 2000
               John N. Stogner                   Financial and Accounting Officer

             /s/ CHARLIE K. HERR
    ------------------------------------       Senior Vice President, Secretary,     April 14, 2000
               Charlie K. Herr                   Director

         /s/ ROBERT D. MUELLER, R.PH           President of
    ------------------------------------         HorizonScripts.com Inc.,            April 14, 2000
          Robert D. Mueller, R.Ph.               Director

             /s/ MICHAEL F. LOY
    ------------------------------------       Director                              April 14, 2000
               Michael F. Loy

           /s/ HERBERT J. FLEMING
    ------------------------------------       Director                              April 14, 2000
             Herbert J. Fleming

           /s/ PHILIP H. YEILDING
    ------------------------------------       Director                              April 14, 2000
             Philip H. Yeilding

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
HORIZON Pharmacies, Inc.

    We have audited the accompanying consolidated balance sheets of HORIZON Pharmacies, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HORIZON Pharmacies, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 31, 2000,
except for the third paragraph of Note 7(A) as to which the date is April 14, 2000

                            HORIZON PHARMACIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 6,617    $ 1,263
  Certificate of deposit....................................       --        375
  Accounts receivable, less allowance for doubtful accounts
    of $217,000 in 1998 and $641,770 in 1999:
    Third-party providers...................................    4,851      8,828
    Others..................................................    2,779      2,922
  Inventories, at the lower of specific identification cost
    or market...............................................   18,084     23,522
  Long-lived assets held for sale...........................       --        633
  Other.....................................................      814        674
                                                              -------    -------
Total current assets........................................   33,145     38,217

Debt issue costs, net of accumulated amortization of $66,591
  in 1998 and $102,553 in 1999, and other...................       69        595

Property, equipment and capital lease assets:
  Property and equipment, at cost:
    Land, buildings and improvements........................      879      1,498
    Software and equipment..................................    3,165      5,509
                                                              -------    -------
                                                                4,044      7,007
  Less accumulated depreciation.............................      531      1,057
                                                              -------    -------
  Property and equipment, net...............................    3,513      5,950

  Equipment under capital leases, net of accumulated
    amortization of $184,975 in 1998 and $434,916 in 1999...      530        725
                                                              -------    -------
Property, equipment and capital lease assets, net...........    4,043      6,675

Intangibles, at cost:
  Noncompete covenants and customer lists...................    1,981      2,415
  Goodwill..................................................    8,145     13,299
                                                              -------    -------
                                                               10,126     15,714
  Less accumulated amortization.............................      736      1,370
                                                              -------    -------
Intangibles, net............................................    9,390     14,344
                                                              -------    -------
                                                              $46,647    $59,831
                                                              =======    =======

                            HORIZON PHARMACIES, INC.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 7,889    $12,615
  Accrued liabilities.......................................    1,438      1,420
  Lease termination settlements and other exit costs........       --      1,367
  Notes payable.............................................      109      5,566
  Current portion of long-term debt.........................    3,104      2,439
  Current portion of obligations under capital leases.......      167        239
                                                              -------    -------
Total current liabilities...................................   12,707     23,646

Noncurrent liabilities:
  Lease termination settlements.............................       --      1,250
  Long-term debt............................................   13,159     19,204
  Obligations under capital leases..........................      353        481
                                                              -------    -------
                                                               13,512     20,935

Commitments and contingencies (NOTES 8 AND 11)

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; none issued                                            --         --
  Common stock, $.01 par value, authorized 14,000,000
    shares; issued 5,623,743 shares in 1998 and 5,888,965
    shares in 1999..........................................       56         59
  Additional paid-in capital................................   22,343     24,710
  Accumulated deficit.......................................   (1,901)    (9,449)
                                                              -------    -------
                                                               20,498     15,320
  Treasury stock (6,081 shares), at cost....................      (70)       (70)
                                                              -------    -------
Total stockholders' equity..................................   20,428     15,250
                                                              -------    -------
                                                              $46,647    $59,831
                                                              =======    =======

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Net revenues:
  Prescription drugs sales..................................   $21,493     $55,248    $ 99,688
  Other sales and services..................................     6,936      19,489      32,068
                                                               -------     -------    --------
Total net revenues..........................................    28,429      74,737     131,756

Costs and expenses:
  Cost of sales and services:
    Prescription drugs......................................    15,293      42,850      76,341
    Other...................................................     3,839      11,661      20,577
  Depreciation and amortization:
    Property, equipment and capital lease assets............       192         391         819
    Debt issue costs and intangibles........................       137         476         870
  Provision for impairment..................................        --          --       3,198
  Selling, general and administrative expenses..............     7,943      21,292      35,799
                                                               -------     -------    --------
Total costs and expenses....................................    27,404      76,670     137,604
                                                               -------     -------    --------
Income (loss) from operations...............................     1,025      (1,933)     (5,848)

Other income (expense):
  Interest and other income.................................        81         197         198
  Interest expense..........................................      (299)       (803)     (1,898)
                                                               -------     -------    --------
Total other income (expense)................................      (218)       (606)     (1,700)
                                                               -------     -------    --------
Income (loss) before provision (credit) for income taxes....       807      (2,539)     (7,548)

Provision (credit) for income taxes.........................       480        (360)         --
                                                               -------     -------    --------
Net income (loss)...........................................   $   327     $(2,179)   $ (7,548)
                                                               =======     =======    ========

Basic earnings (loss) per share.............................   $   .12     $  (.43)   $  (1.30)
                                                               =======     =======    ========

Diluted earnings (loss) per share...........................   $   .11     $  (.43)   $  (1.30)
                                                               =======     =======    ========

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            RETAINED
                                          COMMON STOCK       ADDITIONAL     EARNINGS       TREASURY STOCK          TOTAL
                                       -------------------    PAID-IN     (ACCUMULATED   -------------------   STOCKHOLDERS'
                                        SHARES     AMOUNT     CAPITAL       DEFICIT)      SHARES     AMOUNT       EQUITY
                                       --------   --------   ----------   ------------   --------   --------   -------------
                                                                          (IN THOUSANDS)
Balance at December 31, 1996.........   1,082       $11        $ 1,760       $   (21)         --      $ --        $ 1,750

Sales of stock:
  Initial public offering............   1,380        14          5,522            --          --        --          5,536
  Private placement..................     465         4          4,201            --          --        --          4,205
Issuance of stock in acquisitions....      28        --            321            --          --        --            321
Issuance of stock to reduce debt.....       2        --             30            --          --        --             30
Net income, exclusive of pro forma
  provision for income taxes of
  $120,000...........................      --        --             --           447          --        --            447
Distributions to stockholders ($.17
  per share).........................      --        --             --          (450)         --        --           (450)
Reclassification of accumulated
  deficit as a result of termination
  of S corporation status............      --        --           (302)          302          --        --             --
Three-for-two stock split effected in
  the form of a dividend.............   1,479        15            (15)           --          --        --             --
                                        -----       ---        -------       -------     --------     ----        -------
Balance at December 31, 1997.........   4,436        44         11,517           278          --        --         11,839

Exercise of warrants.................      33        --            131            --          --        --            131
Exercise of stock options............     116         1            463            --          --        --            464
Issuance of stock in acquisitions....     291         3          3,420            --          --        --          3,423
Issuance of stock to purchase land...       6        --             50            --          --        --             50
Issuance of stock to reduce debt.....       5        --             45            --          --        --             45
Sale of stock........................     737         8          6,717            --          --        --          6,725
Purchase of treasury stock...........      --        --             --            --           6       (70)           (70)
Net loss.............................      --        --             --        (2,179)         --        --         (2,179)
                                        -----       ---        -------       -------     --------     ----        -------
Balance at December 31, 1998.........   5,624        56         22,343        (1,901)          6       (70)        20,428
Exercise of stock options............      64         1            276            --          --        --            277
Issuance of stock in acquisitions....     201         2          1,577            --          --        --          1,579
Issuance of warrants to lender.......      --        --            514            --          --        --            514
Net loss.............................      --        --             --        (7,548)         --        --         (7,548)
                                        -----       ---        -------       -------     --------     ----        -------
Balance at December 31, 1999.........   5,889       $59        $24,710       $(9,449)          6      $(70)       $15,250
                                        =====       ===        =======       =======     ========     ====        =======

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $   327    $(2,179)   $(7,548)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................      329        867      1,689
  Provision for impairment..................................       --         --      3,198
  (Gain) loss on disposals of assets........................       --         24         (3)
  Provision for uncollectible accounts receivable...........      103        147        428
  Provision (credit) for deferred income taxes..............      140       (140)        --
  Pro forma provision for income taxes......................      120         --         --
  Changes in operating assets and liabilities, net of
    acquisitions of businesses:
    Accounts receivable.....................................   (2,425)    (3,094)    (3,342)
    Inventories.............................................   (1,014)    (2,089)    (2,226)
    Other current assets....................................      (90)      (651)       158
    Bank overdraft..........................................     (247)        --         --
    Accounts payable........................................    2,178      4,219      4,372
    Accrued liabilities.....................................      453        824        (41)
                                                              -------    -------    -------
Total adjustments...........................................     (453)       107      4,233
                                                              -------    -------    -------
Net cash used in operating activities.......................     (126)    (2,072)    (3,315)

INVESTING ACTIVITIES
Purchase of certificate of deposit..........................       --         --       (375)
Purchases of property and equipment.........................     (657)    (1,060)    (1,781)
Proceeds from disposals of assets...........................       --         --          6
Assets acquired for cash in acquisitions of businesses......   (1,696)    (7,448)    (5,103)
                                                              -------    -------    -------
Net cash used in investing activities.......................   (2,353)    (8,508)    (7,253)

FINANCING ACTIVITIES
Borrowings..................................................       --      8,811      8,132
Debt issue costs incurred...................................       --       (136)       (79)
Principal payments on debt..................................   (2,817)    (2,693)    (2,871)
Principal payments on obligations under capital leases......      (64)      (119)      (245)
Issuances of stock, net of offering costs...................    9,741      7,320        277
Distributions to stockholders...............................     (450)        --         --
Purchase of treasury stock..................................       --        (70)        --
                                                              -------    -------    -------
Net cash provided by financing activities...................    6,410     13,113      5,214
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........    3,931      2,533     (5,354)

Cash and cash equivalents at beginning of year..............      153      4,084      6,617
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 4,084    $ 6,617    $ 1,263
                                                              =======    =======    =======

(CONTINUED ON FOLLOWING PAGE)

                            HORIZON PHARMACIES, INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest..................................................  $   309    $   693    $ 1,801
  Income taxes, net of refunds..............................       --        503       (264)

NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to property and equipment financed by debt........  $    15    $    --    $    --
Equipment leased under capital leases.......................      216        357        445
Issuance of stock to reduce debt............................       30         45         --
Issuance of stock to purchase land..........................       --         50         --
Issuance of warrants to lender..............................       --         --        514

Acquisitions of businesses financed by debt and common
  stock:
  Accounts receivable and other.............................  $   459    $   442    $ 1,224
  Inventories...............................................    3,596      8,094      3,212
  Property and equipment....................................      373      1,322      1,329
  Noncompete covenants and customer lists...................      614      1,021        681
  Goodwill..................................................    1,066      6,265      6,190
                                                              -------    -------    -------
                                                                6,108     17,144     12,636
  Less cash paid............................................    1,696      7,448      5,103
                                                              -------    -------    -------
Assets acquired.............................................  $ 4,412    $ 9,696    $ 7,533
                                                              =======    =======    =======

Financed by:
  Advance by stockholder....................................  $   100    $    --    $    --
  Accounts payable and accrued liabilities..................       --         --        378
  Debt......................................................    3,991      6,273      5,576
  Common stock..............................................      321      3,423      1,579
                                                              -------    -------    -------
                                                              $ 4,412    $ 9,696    $ 7,533
                                                              =======    =======    =======

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    As of December 31, 1999, HORIZON Pharmacies, Inc. (the "Company") owns and operates fifty-two retail pharmacies which sell prescription drugs, health and beauty aids and other products and are located in seventeen states, including nineteen pharmacies located in Texas (NOTE 4). Purchases from the Company's primary supplier were $18,344 in 1997, $51,991 in 1998 and $82,132 in 1999.
Accounts payable to the primary supplier were $6,013 at December 31, 1998 and $8,916 at December 31, 1999.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

CASH EQUIVALENTS

    Cash equivalents include highly liquid investments with maturities of three months or less when purchased.

ADVERTISING

    Advertising costs are charged to expense as incurred and amounted to $174 in 1997, $649 in 1998 and $806 in 1999.

DEPRECIATION AND AMORTIZATION

    Property and equipment are depreciated on a straight-line basis over the estimated useful lives of thirty years for buildings and three to fifteen years for software and equipment. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the estimated useful lives of the assets or over the terms of the leases, whichever are shorter. Intangibles are amortized on a straight-line basis over the terms of the noncompete covenants of two to seven

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) years and estimated useful lives of customer lists and goodwill of five years and forty years, respectively. Debt issue costs are amortized on a straight-line basis over the term of the related credit agreement.

ACCOUNTING FOR LONG-LIVED ASSETS

    The Company reviews long-lived assets, including intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has determined that an individual pharmacy is the level at which this review will be applied. The Company's primary test for an indicator of potential impairment is operating losses. If an indication of impairment is determined to be present, the Company estimates the future cash flows expected to be generated from the use of the asset and its eventual disposal. If the sum of undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The fair value of the asset is measured by calculating the present value of estimated future cash flows using a discount rate equivalent to the rate of return the Company expects to achieve from its investment in new pharmacies.

    Long-lived assets held for disposal are carried at the lower of depreciated cost or fair value less cost to sell. Fair values are estimated based upon appraisals or other independent assessments of the assets' estimated sales values. During the period in which assets are being held for disposal, depreciation and amortization of such assets are not recognized.

SELF-INSURANCE

    The Company is partially self-insured for losses and liabilities related to health and welfare claims. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

       The carrying amounts reported for cash and cash equivalents, accounts receivable, accounts payable and variable-rate debt approximate their fair values. The fair values of fixed-rate debt are estimated using discounted cash flow analyses, based on current, incremental borrowing rates for similar types of borrowing arrangements. The fair values of notes payable and long-term debt were approximately $16,400 and $26,900 at December 31, 1998 and 1999, respectively.

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    Prior to completion of an initial public offering (the "Offering") in July 1997, no income taxes were included in the Company's financial statements under provisions of the Internal Revenue Code related to S corporations. Upon completion of the Offering, the S status was automatically terminated and the Company became subject to income taxes. The pro forma provision for income taxes for the period prior to July 1997 is based on an estimated effective tax rate of 35% as though the Company was required to pay income taxes. The 1997 financial statements include a provision for deferred income taxes of $170, resulting from a change in S corporation status related to the tax effect of cumulative temporary differences in financial and tax bases of net assets as of the date of the Offering.

STOCK-BASED COMPENSATION

    The Company grants stock options to employees and directors with exercise prices equal to the fair values at the dates of grants. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is recognized with respect to stock options granted at exercise prices equal to the market prices of the Company's common stock at the dates of grants.

EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Numerator:
  Net income (loss).........................................  $     327   $  (2,179)  $  (7,548)
Denominator:
  Weighted average shares outstanding--basic................  2,769,236   5,065,545   5,788,026
  Effect of dilutive employee stock options and warrants....     95,568          --          --
                                                              ---------   ---------   ---------
Weighted average shares--diluted............................  2,864,804   5,065,545   5,788,026
                                                              =========   =========   =========

Basic earnings (loss) per share.............................  $     .12   $    (.43)  $   (1.30)
                                                              =========   =========   =========

Diluted earnings (loss) per share...........................  $     .11   $    (.43)  $   (1.30)
                                                              =========   =========   =========

Anti-dilutive employee stock options and warrants
  excluded..................................................         --     359,958     737,642
                                                              =========   =========   =========

2. LIQUIDITY AND MANAGEMENT'S PLANS

    The Company is dependent on existing credit agreements with lenders, including its largest supplier, and proceeds from potential debt and equity offerings in order to fund its operations and pay its obligations. As of December 31, 1999, the Company has working capital lines of credit with two lenders collateralized by receivables, inventories and equipment. These lines of credit are the primary

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED) sources of liquidity for the Company. As of December 31, 1999, the credit agreements provided for borrowings up to $18,000 including the Company's $7,000 bank credit facility which expires on July 31, 2000. As of March 31, 2000, the Company has availability for additional borrowings under the lines of $322.

    Management's plan for 2000 provides for the Company to improve its financial condition and operating results through the sale or closure of several underperforming pharmacies (including one pharmacy sold in March 2000), increased selling prices, the reduction of receivables and inventories levels, reduction in store operating hours and labor costs and various debt and equity alternatives. In April 2000, the Company issued $2,500 in convertible debentures which provided $2,175 in net proceeds.

    As discussed above, the Company's $7,000 revolving credit facility from Bank One matures July 31, 2000. The Company believes that in the event that the bank does not renew or otherwise extend the credit facility, it will be able to secure replacement financing at similar terms or otherwise retire the debt with sales proceeds from the stores identified as held for disposal in the fourth quarter of 1999. In the event such proceeds are not sufficient or that alternative financing is not arranged, the Company may have to sell the assets of certain performing stores (which have previously received unsolicited purchase inquiries) to provide the additional funds to retire the debt. While such additional store sales would reduce future revenues, the Company does not believe such reduction would have a material adverse effect on the financial position or results of operation of the Company.

3. ACQUISITIONS

    All of the Company's retail pharmacies have been acquired from third parties in purchase transactions. Such acquisitions have usually been structured as asset purchases and have included accounts receivable, inventories, property and equipment and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. The number of pharmacies acquired amounted to eleven prior to 1997, thirteen in 1997, twenty-one in 1998 and seven in 1999.

    The following unaudited pro forma results of operations data gives effect to the acquisitions completed in 1997 and 1998 as if the acquisitions had been consummated as of January 1, 1997 and the acquisitions completed in 1999 as if the acquisitions had been consummated as of January 1, 1998. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1, 1997 and January 1, 1998 or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

3. ACQUISITIONS (CONTINUED)
expense resulting from borrowings to finance the acquisitions, adjustments to employee benefits and rent expense and income tax effects.

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
Unaudited pro forma information:
  Net revenues.................................  $99,742    $101,209   $141,929
                                                 =======    ========   ========

  Net income (loss)............................  $ 2,018    $   (897)  $ (7,108)
                                                 =======    ========   ========

  Basic earnings (loss) per share..............  $   .73    $   (.17)  $  (1.21)
                                                 =======    ========   ========

  Diluted earnings (loss) per share............  $   .70    $   (.17)  $  (1.21)
                                                 =======    ========   ========

4. IMPAIRMENT OF LONG-LIVED ASSETS

    During the fourth quarter of 1999, the Company identified several underperforming pharmacies with long-lived asset (primarily intangibles) carrying amounts of $1,001 and committed to a plan to sell them. Accordingly, the Company began marketing these pharmacies to potential buyers and plans to sell them during 2000. The Company believes that no buyers would assume any of the facilities leases. In March 2000, the Company sold the customer list of one pharmacy for $92 in cash. The Company estimated the fair values (based primarily on bids received from potential buyers) less costs to sell the pharmacies at $633 and recorded a $2,985 impairment loss, including estimated lease cancellation penalty fees and other exit costs of $2,617. As of December 31, 1999, the remaining aggregate lease commitments related to pharmacies held for sale in excess of the estimated liability recorded by the Company is $821. Management of the Company believes that the liability recorded is adequate based upon discussions with landlords. Net revenues and loss from operations related to these pharmacies for 1997, 1998 and 1999 are as follows:

                                                                       LOSS FROM
                                                        NET REVENUES   OPERATIONS
                                                        ------------   ----------
1997..................................................     $3,987        $  (1)
1998..................................................      9,331         (362)
1999..................................................     13,532         (819)

    As of December 31, 1999, the Company had identified other underperforming pharmacies whose operating results indicated that long-lived assets of these pharmacies might be impaired. The long-lived assets of these pharmacies had combined carrying amounts of $1,015. As a result of analyses performed, the Company determined that one pharmacy with a then-existing carrying amount of $250 was impaired and recorded a $213 impairment loss. Management's estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of December 31, 1999 are expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value.

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5. NOTES PAYABLE

    The Company has a loan agreement with a bank which provides for revolving borrowings until July 31, 2000 up to $7,000. Borrowings must be used for working capital and general corporate purposes, excluding acquisitions, bear interest at prime less 2% (effective rate of 6.5% as of December 31, 1999) and are guaranteed by the Company's primary supplier. The Company is obligated to pay a guarantee fee to the primary supplier of 3% of the borrowings outstanding which amounted to $5,500 as of December 31, 1999. The Company is also obligated to indemnify the guarantor for any losses arising from its guarantee. The loan agreement contains provisions which, among other things, limit the Company's ability to sell assets, make loans and enter into transactions with related parties.

    At December 31, 1999, the Company had not complied with several covenants of the loan agreement for which the Company received a waiver through December 31, 1999 from the bank on April 14, 2000.

6. INCOME TAXES

    The provision (credit) for income taxes consists of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1997          1998           1999
                                                         --------      --------      ----------
Current:
  Federal..............................................    $185         $(185)       $       --
  State................................................      35           (35)               --
                                                           ----         -----        ----------
                                                            220          (220)               --

Deferred:
  Federal..............................................     (25)         (120)               --
  State................................................      (5)          (20)               --
                                                           ----         -----        ----------
                                                            (30)         (140)               --

Deferred resulting from change in tax status...........     170            --                --
Pro forma..............................................     120            --                --
                                                           ----         -----        ----------
Provision (credit) for income taxes....................    $480         $(360)       $       --
                                                           ====         =====        ==========

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6. INCOME TAXES (CONTINUED)
    The reconciliation of income tax computed at the federal statutory tax rate to provision (credit) for income taxes is:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1998       1999
                                                       --------   --------   --------
Tax at statutory rate................................    $282      $(889)    $(2,642)
State income taxes, net of federal tax benefit.......      20        (36)       (226)
Effect of change in tax status.......................     170         --          --
Increase in deferred tax asset valuation allowance...      --        602       2,860
Other................................................       8        (37)          8
                                                         ----      -----     -------
Provision (credit) for income taxes..................    $480      $(360)    $    --
                                                         ====      =====     =======

    At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") of $6,100 for income tax purposes that expire in 2018 and 2019. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax asset related to these carryforwards. If realized, the tax benefit for the NOLs will be credited to income taxes.

    Deferred tax assets and liabilities consist of the following at December 31:

                                                                1998       1999
                                                              --------   --------
Deferred tax liabilities:
  Property, equipment and capital lease assets..............    $112      $  164
  Intangibles...............................................     194         154
                                                                ----      ------
Deferred tax liabilities....................................     306         318

Less deferred tax assets:
  Accounts receivable.......................................      82         244
  Inventories...............................................     105         161
  Debt issue costs and other................................      22          68
  Accrued liabilities.......................................      --         995
  Net operating loss carryforward...........................     699       2,312
                                                                ----      ------
                                                                 908       3,780
  Less valuation allowance..................................     602       3,462
                                                                ----      ------
  Net deferred tax assets...................................     306         318
                                                                ----      ------
Net deferred tax liabilities................................    $ --      $   --
                                                                ====      ======

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

7. LONG-TERM DEBT

    Long-term debt consists of the following at December 31:

                                                              1998       1999
                                                            --------   --------
Borrowings under credit agreement(A)......................  $ 8,500    $10,678
Installment notes due in varying installments (totaling
  $291 per month as of December 31, 1999), including
  interest at rates ranging from 8% to 11.5% and maturing
  on various dates from August 2000 to June 2011..........    7,763     10,965
                                                            -------    -------
                                                             16,263     21,643
Less current portion of long-term debt....................    3,104      2,439
                                                            -------    -------
Long-term debt............................................  $13,159    $19,204
                                                            =======    =======

(A) The Company has a credit agreement with its primary supplier which provides for borrowings up to $8,000 under a revolver and $3,000 under a term loan. Borrowings are to be used for acquisitions and working capital purposes and bear interest at prime plus 1% (effective rate of 9.5% at December 31, 1999). Availability of the revolver is subject to a borrowing base determined by the supplier and amounted to $8,000 as of December 31, 1999. Borrowings outstanding at December 31, 1999 consist of $7,678 under the revolver and $3,000 under the term loan and are payable in July 2003. The term loan may be extended as specified in the credit agreement. Mandatory prepayment of borrowings under the revolver is required if the amount of cash and cash equivalents exceeds $8 million. The agreement contains provisions which, among other things, limit the Company's ability to sell assets, incur additional debt and enter into transactions with related parties. The agreement also requires the Company to maintain at least a specified amount of net worth and satisfy certain financial ratios.

    At December 31, 1999, the Company had not complied with several covenants of the credit agreement. In exchange for warrants to purchase, until March 2010, 10,000 shares of common stock at $5.56 per share and other consideration, the Company received a waiver through December 31, 1999 from the supplier on March 30, 2000.

    On April 14, 2000, the credit agreement was amended to modify the covenants related to net worth and certain financial ratios. Management of the Company believes that the Company will be able to comply with all covenants during 2000. Accordingly, amounts payable under the credit agreement are classified as non-current in the accompanying financial statements.

    Long-term debt is collateralized by accounts receivable, inventories and property and equipment. Certain debt is collateralized by guarantees of certain stockholders.

    Long-term debt maturing during the five years subsequent to 1999 is as follows: 2000--$2,439; 2001--$2,391; 2002--$2,439; 2003--$12,859; 2004--$1,071
and thereafter--$444.

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

8. LEASES

    The Company leases most of its retail store facilities and certain equipment under noncancelable operating leases, many of which expire within seven years. These leases require the Company to pay for taxes, maintenance and insurance and contain renewal options, certain of which involve rent increases. As of December 31, 1999, the Company has a $375 certificate of deposit pledged to secure certain store lease commitments. Rent expense was $418 in 1997, $1,138 in 1998 and $2,634 in 1999.

    Components of obligations under capital leases for pharmacy computer equipment are as follows at December 31, 1998 and 1999:

                                                                1998       1999
                                                              --------   --------
Total minimum lease payments................................    $884       $829
Less amount representing interest...........................     364        109
                                                                ----       ----
Present value of net minimum lease payments.................     520        720
Less current portion........................................     167        239
                                                                ----       ----
Amount due after one year...................................    $353       $481
                                                                ====       ====

    At December 31, 1999, the future minimum payments, excluding payments related to pharmacies held for sale (NOTE 4) and contingent rentals which have not been material, under operating and capital leases are as follows:

                                                             OPERATING   CAPITAL
YEAR                                                          LEASES      LEASES
----                                                         ---------   --------
2000.......................................................   $2,563       $298
2001.......................................................    2,357        269
2002.......................................................    1,936        233
2003.......................................................    1,430         29
2004.......................................................      882         --
Thereafter.................................................      579         --
                                                              ------       ----
Total......................................................   $9,747        829
                                                              ======
Less amount representing interest..........................                 109
                                                                           ----
                                                                           $720
                                                                           ====

9. STOCKHOLDERS' EQUITY

    The Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the number of shares to be included in each such class or series and the designations, preferences, qualifications, limitations, restrictions and rights of the shares of each such class or series.

    In July 1997, the Company completed the Offering pursuant to which warrants to purchase 180,000 shares of common stock (exercisable until July 2002 at $4 per share) were sold. In October 1997, the Company completed a private placement pursuant to which warrants to purchase 30,000 shares of common stock (exercisable until November 2002 at $6.72 per share) were sold. In May 1997, the

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9. STOCKHOLDERS' EQUITY (CONTINUED)
stockholders of the Company approved a two-for-one split of the Company's common stock. In November 1997, the Board of Directors of the Company approved a three-for-two split of the Company's common stock in the form of a stock dividend. Stockholders received one additional share of common stock for each two shares held. In connection therewith, 1,478,834 shares of stock were issued and $15 was transferred from additional paid-in capital to common stock. The effects of the splits have been reflected retroactively in the accompanying financial statements.

    In June 1998, the Company completed a private placement pursuant to which warrants to purchase 41,000 shares of common stock (exercisable until June 2003 at $9.50 per share) were sold. During 1998, 32,750 shares of stock were issued upon exercise of warrants sold in the Offering.

    Pursuant to an agreement with a lender and primary supplier in May 1999, the Company issued warrants to purchase, until May 2009, 201,500 shares of common stock at $5.71 per share. In August 1999, the Company issued additional warrants to purchase, until August 2009, 50,000 shares of common stock at $5.05 per share pursuant to the same agreement. The exercise prices were equal to the market value at dates of grant. The value of these warrants at the dates of issuance totaled $514 and was charged to debt issue costs.

    At December 31, 1999, 469,750 shares of common stock have been reserved for issuance upon exercise of outstanding warrants at prices ranging from $4 to $9.50 per share.

    During the period from January 1, 2000 to March 31, 2000, the Company has entered into several agreements for services in exchange for common stock warrants aggregating 1,250,000 shares at exercise prices from $2.63 to $15.00. The exercise prices were equal to the market value at dates of grant. The value of these warrants will be charged to operations over the period of benefit.

STOCK OPTIONS

    Under a 1997 stock option plan, options for 369,364 shares were granted by the Company in July 1997. These options became exercisable in October 1997 and expire in July 2007.

    Under 1998 and 1999 stock options plans, options for up to 1,050,000 shares of common stock may be granted to employees and directors at prices as specified in the plans on the dates the options are granted. Options granted in 1998 are generally exercisable in three equal annual installments commencing one year from the dates of grants and expire ten years from the dates of grants. Options for 427,900 shares were granted by the Company in 1998. In 1999, options for 544,950 shares of common stock were granted to directors and employees at option prices from $3.38 to $8.69 per share. These options are exercisable in three equal annual installments commencing in June 2000 and expire in June 2009. On September 30, 1999, options for 30,000 shares of common stock were granted to outside directors at an option price of $3.38 per share. These options are exercisable in three annual installments commencing in September 2000 and expire in September 2009.

    All options granted by the Company have been at option prices equal to the market values of the Company's common stock at the dates of grants. The following pro forma information presents net loss and diluted loss per share information as if the Company had accounted for stock options granted using the fair value method. The fair values of issued stock options were estimated at the dates of

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

9. STOCKHOLDERS' EQUITY (CONTINUED)
grants using a Black-Scholes option pricing model with the following assumptions for 1997, 1998 and 1999, respectively: weighted average risk-free interest rates of 5.76%, 5.47% and 5.77%; no dividends over the option terms; stock price volatility factors of .75, .76 and .83, and weighted average expected option lives of two and one-half years, five years and five years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

    The pro forma information is as follows for the years ended December 31:

                                                       1997       1998       1999
                                                     --------   --------   --------
Net loss...........................................   $(387)    $(2,793)   $(8,356)
Diluted loss per share.............................   $(.14)    $  (.55)   $ (1.44)

    A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                     1997                  1998                   1999
                                              -------------------   -------------------   --------------------
                                                         WEIGHTED              WEIGHTED               WEIGHTED
                                                         AVERAGE               AVERAGE                AVERAGE
                                                         EXERCISE              EXERCISE               EXERCISE
                                              OPTIONS     PRICE     OPTIONS     PRICE      OPTIONS     PRICE
                                              --------   --------   --------   --------   ---------   --------
Outstanding--beginning of year..............       --     $   --     369,364    $4.00       676,563    $6.72
Granted.....................................  369,364       4.00     427,900     8.33       544,950     5.50
Exercised...................................       --         --    (116,101)    4.00       (64,247)    4.00
Forfeited...................................       --         --      (4,600)    6.87      (103,600)    7.87
                                              -------               --------              ---------
Outstanding--end of year....................  369,364     $ 4.00     676,563    $6.72     1,053,666    $6.14
                                              =======               ========              =========
Exercisable at end of year..................  369,364     $ 4.00     271,763    $4.31       319,833    $5.79
                                              =======               ========              =========
Weighted average fair value of options
  granted during the year...................  $  5.94               $  13.80              $    9.33

    A summary of the Company's options as of December 31, 1999 follows:

                                                     OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                              ----------------------------------   -------------------
                                                           WEIGHTED
                                                            AVERAGE
                                                           REMAINING    WEIGHTED              WEIGHTED
                                               NUMBER     CONTRACTUAL   AVERAGE     NUMBER    AVERAGE
                                                 OF          LIFE       EXERCISE      OF      EXERCISE
RANGE OF EXERCISE PRICES                       OPTIONS      (YEARS)      PRICE     OPTIONS     PRICE
------------------------                      ---------   -----------   --------   --------   --------
$3.38.......................................     30,000        9.9      $  3.38         --     $  --
$4.00.......................................    187,516        7.5         4.00    187,516      4.00
$5.38 to $5.63..............................    498,200        9.5         5.62         --        --
$8.25.......................................    283,950        8.1         8.25    114,650      8.25
$8.69 to $8.88..............................     54,000        8.9         8.87     17,667      8.88
                                              ---------      -----      -------    -------     -----
                                              1,053,666        8.7      $  6.14    319,833     $5.79
                                              =========      =====      =======    =======     =====

                            HORIZON PHARMACIES, INC.

                        DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

10. EMPLOYEE BENEFIT PLAN

    The Company has a profit sharing plan for eligible employees whereby each participant in the plan may contribute by payroll deduction up to 15% of their compensation. The Company may make matching contributions of a portion of each participant's contribution. The Company may also make a profit sharing contribution. Profit sharing contributions were none in 1997, $67 in 1998 and $107 in 1999.

11. CONTINGENCIES

    The Company and certain present and former officers or directors are named as defendants in an action that was filed on May 28, 1999. Plaintiffs seek to certify a class of persons who purchased shares of the Company's common stock during the period between August 14, 1998 and March 3, 1999, inclusive, alleging that defendants failed to timely disclose complications with the Company's prescription pricing communications technology. Plaintiffs seek unspecified compensatory and/or rescissonary damages. The Company is vigorously defending against the action and has filed a motion to dismiss the complaint. No decision has been made by the court as to whether the matter may proceed as a class action. The Company has contingent liabilities for other lawsuits and various other matters occurring in the ordinary course of business.

    Management of the Company believes that the ultimate resolution of these contingencies will not have a material adverse effect on the Company's financial position or results of operations.

                            HORIZON PHARMACIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS      AMOUNTS
                                              BALANCE AT   CHARGED TO   WRITTEN OFF                BALANCE
                                              BEGINNING    COSTS AND    AGAINST THE                 AT END
DESCRIPTION                                    OF YEAR      EXPENSES     ALLOWANCE    RECOVERIES   OF YEAR
-----------                                   ----------   ----------   -----------   ----------   --------
                                                                     (IN THOUSANDS)
Allowance for doubtful accounts receivable:
  Year ended:

    December 31, 1997.......................     $ 20         $103          $11       $     --       $112
                                                 ====         ====          ===       ==========     ====

    December 31, 1998.......................     $112         $147          $42       $     --       $217
                                                 ====         ====          ===       ==========     ====

    December 31, 1999.......................     $217         $428          $ 3       $     --       $642
                                                 ====         ====          ===       ==========     ====

                               INDEXT TO EXHIBITS

EXHIBIT NO.                                   NAME OF EXHIBIT
-----------             ------------------------------------------------------------
        3.1             Articles of Incorporation of HORIZON Pharmacies, Inc.,
                        incorporated by reference to Exhibit 3.1 of our Quarterly
                        Report on Form 10-QSB filed electronically on August 14,
                        1998.

        3.2 Bylaws of HORIZON Pharmacies, Inc., incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form
                        10-QSB filed electronically on August 14, 1998.

        4.1             Specimen Certificate of the common stock of HORIZON
                        Pharmacies, Inc. incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3 (File No. 333-61987).

        4.2             Form of Warrant dated July 11, 1997 between HORIZON
                        Pharmacies, Inc. and Capital West Securities, Inc. and Com
                        Vest Partners, Inc., incorporated herein by reference to
                        Exhibit 4.2 of our Registration Statement on Form S-3 (File
                        No. 333-61987).

        4.3             Warrant Agreement dated November 7, 1997 by and between
                        HORIZON Pharmacies, Inc. and Com Vest Partners, Inc.
                        incorporated by reference to Exhibit 4.3 of our Annual
                        Report on Form 10-KSB for the fiscal year ended
                        December 31, 1997 filed electronically on April 15, 1998.

        4.4             Form of Warrant dated June 12, 1998 between HORIZON
                        Pharmacies, Inc. and the parties to the Securities Purchase
                        Agreement included herein as Exhibit 10.4, incorporated
                        herein by reference to Exhibit 99.1 of our Current Report on
                        Form 8-K filed electronically on June 25, 1998.

        4.5             Amended and Restated Warrant Purchase Agreement dated
                        May 14, 1999 among HORIZON Pharmacies, Inc. and McKesson
                        HBOC, Inc. (filed electronically herewith).

        4.6             First Amendment to Amended and Restated Warrant Purchase
                        Agreement dated March 30, 2000 between HORIZON Pharmacies,
                        Inc. and McKesson HBOC, Inc. (filed electronically herewith)

        4.7             Warrant dated January 28, 2000 between HORIZON Pharmacies,
                        Inc. and K-2 Financial Corp. (filed electronically herewith)

        4.8             Warrant dated February 1, 2000 between HORIZON Pharmacies,
                        Inc. and 5Net5 Corp. (filed electronically herewith)

        4.9             Warrant dated March 14, 2000 between HORIZON Pharmacies,
                        Inc. and Informed.com, Inc. (filed electronically herewith)

        4.10            Warrant dated March 14, 2000 between HORIZON Pharmacies,
                        Inc. and Informed.com, Inc. (filed electronically herewith)

        4.11 Registration Rights Agreement dated March 14, 2000 by and between HORIZON Pharmacies, Inc., and Informed.com, Inc.
                        (filed electronically herewith).

        4.12            Warrant dated March 30, 2000 between HORIZON Pharmacies,
                        Inc. and McKesson HBOC, Inc. (filed electronically herewith).

        4.13            Warrant dated April 5, 2000 between HORIZON Pharmacies, Inc.
                        and eGrocery.com, Inc., incorporated herein by reference to
                        Exhibit 4.1 of our Current Report on Form 8-K filed
                        electronically on April 14, 2000.

       10.1             Supply Agreement dated effective April 30, 1998 by and
                        between HORIZON Pharmacies, Inc. and McKesson Corporation, incorporated herein by reference to Exhibit 10.1 of our Form
                        10-Q filed electronically on May 15, 1998.

       10.2             Letter Agreement dated April 14, 1999 amending the Supply
                        Agreement included herein as Exhibit 10.1 (filed electronically herewith)

       10.3 Amendment to the Supply Agreement included as Exhibit 10.1 herein, dated March 30, 2000 between HORIZON
                        Pharmacies, Inc. and McKesson HBOC Inc. (filed electronically herewith)

       10.4 Securities Purchase Agreement dated June 15, 1998 by and among HORIZON Pharmacies, Inc. and the Several Purchasers named therein (filed electronically herewith).

       10.5             Credit Agreement dated July 2, 1998 by and between the
                        HORIZON Pharmacies, Inc. and McKesson Corporation, incorporated by reference to Exhibit 10.1 to our Current
                        Report on Form 8-K filed electronically on August 4, 1998.

       10.6             First Amendment to the Credit Agreement included as Exhibit
                        10.5 herein, dated as of July 20, 1998 incorporated herein by referenced to Exhibit 10.2 of our Current Report on Form
                        8-K filed electronically on August 4, 1998.

       10.7             Second Amendment to Credit Agreement included as Exhibit
                        10.5 herein, dated as of August 26, 1998, incorporated
                        herein by reference to Exhibit 10.3 of our Current Report on
                        Form 8-K/A filed electronically on August 31, 1998.

       10.8             Third Amendment to Credit Agreement included as Exhibit 10.3 herein, dated as of May 14, 1999 (filed electronically
                        herewith).

       10.9             Fourth Amendment to the Credit Agreement included as Exhibit
                        10.3 herein, dated as of August 16, 1999 (filed
                        electronically herewith).

       10.10            Fifth Amendment to the Credit Agreement included as Exhibit
                        10.3 herein, dated as of April 14, 2000 (filed
                        electronically herewith).

       10.11*           Form of Employment Agreement by and between HORIZON
                        Pharmacies, Inc. and each of Rick D. McCord, R.Ph., Charlie
                        K. Herr, R.Ph. and Robert D. Mueller, R.Ph., incorporated
                        herein by reference to Exhibit 10.4 to the Registration
                        Statement on Form SB-2 (File No. 333-25257).

       10.12            Purchase Agreement dated November 8, 1998 by and between
                        HORIZON Pharmacies, Inc. and Holland's Drug Store, Inc., incorporated herein by reference to Exhibit 2.1 of our Current Report on Form 8-K filed electronically on November 18, 1998.

       10.13            Consulting Agreement dated January 28, 2000 between HORIZON
                        Pharmacies, Inc. and K-2 Financial Corp., incorporated
                        herein by reference to Exhibit 10.1 of our Current Report on
                        Form 8-K filed electronically on March 9, 2000.

       10.14            Investment Banking Agreement dated January 28, 2000 between
                        HORIZON Pharmacies, Inc. and Waterford Financial, Inc.,
                        incorporated herein by reference to Exhibit 10.2 of our
                        Current Report on Form 8-K filed electronically on March 9,
                        2000.

       10.15            Software Development Agreement dated February 1, 2000
                        between HORIZON Pharmacies, Inc. and 5Net5 Corp.,
                        incorporated herein by reference to Exhibit 10.3 of our
                        Current Report on Form 8-K filed electronically on March 9,
                        2000.

       10.16            Amendment to Software Development Agreement dated
                        February 1, 2000 between HORIZON Pharmacies, Inc. and 5Net5
                        Corp., incorporated herein by reference to Exhibit 10.4 of our Current Report on Form 8-K filed electronically on
                        March 9, 2000.

       10.17 Fulfillment and Guaranty Agreement dated March 14, 2000 by and between HORIZON Pharmacies, Inc. and InformedScripts.com, incorporated herein by reference to
                        Exhibit 10.1 of our Current Report on Form 8-K filed electronically on April 6, 2000.

       10.18            Limited Waiver and Consent dated March 30, 2000 between
                        HORIZON Pharmacies, Inc. and McKesson HBOC, Inc. (filed electronically herewith).

       10.19 Cooperative Marketing Agreement dated April 6, 2000 by and between eGrocery.com, Inc. and HORIZON Pharmacies, Inc, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed electronically on April 14, 2000.

       10.20            Letter Agreement, dated April 14, 2000, regarding the Loan
                        Agreement dated July 31, 1999 between HORIZON Pharmacies,
                        Inc. and Bank One, Texas, N.A. (filed electronically herewith).

       10.21*           HORIZON Pharmacies, Inc. 401(k) Plan incorporated herein by reference to Exhibit 4.2 to our Registration Statement on
                        Form S-8 (File No. 333-43607).

       10.22* HORIZON Pharmacies, Inc. 1999 Stock Option Plan (filed electronically herewith).

       10.23*           HORIZON Pharmacies, Inc. 1998 Stock Option Plan incorporated by reference to Exhibit 4.2 of our Registration Statement on
                        Form S-8 (File No. 333-62805).

       10.24            HORIZON Pharmacies, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 4.4 to our Registration
                        Statement on Form SB-2, as amended (File No. 333-25257).

       21.1 Subsidiaries of HORIZON Pharmacies, Inc. (filed electronically herewith).

       23.1 Consent of Ernst & Young LLP, Independent Auditors (filed electronically herewith).

       27.1             Financial data schedule (filed electronically herewith).

------------------------

*   Management contract or compensatory plan or arrangement.