Form 10-Q
period 2000-03-31
HORIZON PHARMACIES INC
filed 2000-05-15
CIK 1036260

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2000

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

                              531 WEST MAIN STREET
                              DENISON, TEXAS 75020
                    (Address of principal executive offices)
                                 (903) 465-2397
                        (Registrant's telephone number)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             TITLE OF EACH CLASS                        OUTSTANDING AT MAY 12, 2000
             -------------------                        ---------------------------
   Common stock, par value $.01 per share                        5,948,774

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORM 10-Q

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION...............................    3

    Financial Statements....................................    3

    Condensed Consolidated Balance Sheets...................    3

    Condensed Consolidated Statements of Operations
     (Unaudited)............................................    5

    Condensed Consolidated Statements of Cash Flows
     (Unaudited)............................................    6

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)............................................    7

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9

    Quantitative and Qualitative Disclosures about Market
     Risks..................................................   15

PART II. OTHER INFORMATION..................................   16

    Exhibits and Reports On Form 8-K........................   16

SIGNATURES..................................................   17

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            HORIZON PHARMACIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                               (AUDITED)     (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 1,263       $   402
  Certificate of deposit....................................         375           375
  Accounts receivable, net:
    Third-party providers...................................       8,828         9,028
    Others..................................................       2,922         2,727
  Inventories, at the lower of specific identification cost
    or market...............................................      23,522        22,342
  Long-lived assets held for sale...........................         633           541
  Other.....................................................         674         1,182
                                                                 -------       -------
Total current assets........................................      38,217        36,597
Debt issue costs, net of accumulated amortization...........         595         1,341
Property, equipment and capital lease assets:
  Property and equipment:
    Land, buildings and improvements........................       1,498         1,548
    Software and equipment..................................       5,509         6,632
                                                                 -------       -------
                                                                   7,007         8,180
  Less accumulated depreciation.............................       1,057         1,322
                                                                 -------       -------

  Property and equipment, net...............................       5,950         6,858
  Equipment under capital leases, net of accumulated
    amortization............................................         725           661
                                                                 -------       -------
Property, equipment and capital lease assets, net...........       6,675         7,519

Intangibles, at cost:
  Noncompete covenants and customer lists...................       2,415         2,411
  Goodwill..................................................      13,299        13,480
                                                                 -------       -------
                                                                  15,714        15,891
    Less accumulated amortization...........................       1,370         1,469
                                                                 -------       -------
Intangibles, net............................................      14,344        14,422
                                                                 -------       -------
                                                                 $59,831       $59,879
                                                                 =======       =======

                            HORIZON PHARMACIES, INC.

                                                              DECEMBER 31,    MARCH 31,
                                                                  1999          2000
                                                              ------------   -----------
                                                               (AUDITED)     (UNAUDITED)
                                                                    (IN THOUSANDS)
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $12,615       $ 10,832
  Accrued liabilities.......................................       1,420          1,064
  Lease termination settlements and other exit costs........       1,367          1,111
  Notes payable.............................................       5,566          5,950
  Current portion of long-term debt.........................       2,439          2,433
  Current portion of obligations under capital leases.......         239            234
                                                                 -------       --------

Total current liabilities...................................      23,646         21,624

Noncurrent liabilities:
  Lease termination settlements.............................       1,250          1,250
  Long-term debt............................................      19,204         21,461
  Obligations under capital leases..........................         481            423
                                                                 -------       --------
                                                                  20,935         23,134

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares, none issued.....................................          --             --
  Common stock, $.01 par value, authorized 14,000,000
    shares; issued 5,888,965 shares in 1999 and 5,954,855 in
    2000....................................................          59             59
  Additional paid-in capital................................      24,710         26,185
  Accumulated deficit.......................................      (9,449)       (11,053)
                                                                 -------       --------
                                                                  15,320         15,191
  Treasury Stock (6,081 shares), at cost....................         (70)           (70)
                                                                 -------       --------
Total stockholders' equity..................................      15,250         15,121
                                                                 -------       --------
                                                                 $59,831       $ 59,879
                                                                 =======       ========

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                                    EXCEPT
                                                                PER SHARE DATA)
Net revenues:
  Prescription drugs sales..................................  $23,615    $26,954
  Other sales and services..................................    7,370      8,148
                                                              -------    -------

Total net revenues..........................................   30,985     35,102
Costs and expenses:
  Cost of sales and services:
    Prescription drugs......................................   17,317     20,677
    Other...................................................    4,598      5,116
  Depreciation and amortization.............................      339        499
  Selling, general and administrative expenses..............    8,017      9,762
                                                              -------    -------

Total costs and expenses....................................   30,271     36,054
                                                              -------    -------

Income (loss) from operations...............................      714       (952)
Other income (expense):
  Interest and other income.................................       70          4
  Interest expense..........................................     (397)      (656)
                                                              -------    -------

Total other income (expense)................................     (327)      (652)
                                                              -------    -------

Net income (loss)...........................................  $   387    $(1,604)
                                                              =======    =======

Basic earnings (loss) per share (Note 2)....................  $  0.07    $ (0.27)
                                                              =======    =======
Diluted earnings (loss) per share (Note 2)..................  $  0.07    $ (0.27)
                                                              =======    =======

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $   387    $(1,604)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................      337        499
    Other...................................................       --         41
    Changes in operating assets and liabilities, net of
     acquisitions of businesses:
      Accounts receivable...................................   (1,383)       (78)
      Inventories...........................................     (815)     1,218
      Other current assets..................................      (66)      (244)
      Accounts payable......................................    1,356     (1,784)
      Accrued liabilities...................................       61       (371)
                                                              -------    -------
Total adjustments...........................................     (510)      (719)
                                                              -------    -------
Net cash used in operating activities.......................     (123)    (2,323)
INVESTING ACTIVITIES
Proceeds from sales of assets...............................       --         92
Purchases of property and equipment.........................     (383)      (952)
Assets acquired for cash in acquisitions of businesses......   (1,280)      (101)
                                                              -------    -------
Net cash used in investing activities.......................   (1,663)      (961)
FINANCING ACTIVITIES
Borrowings..................................................       51      3,100
Debt issue costs incurred...................................       (3)        --
Principal payments on debt..................................     (511)      (615)
Principal payments on obligations under capital leases......      (46)       (62)
                                                              -------    -------
Net cash provided by (used in) financing activities.........     (509)     2,423
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (2,295)      (861)
Cash and cash equivalents at beginning of period............    6,617      1,263
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 4,322    $   402
                                                              =======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases.......................  $   213    $    --
Issuance of warrants to lenders and suppliers (350,000
  shares)...................................................       --        895
Debt issue costs deducted from debt proceeds................       --        150
Acquisitions of businesses financed by debt and common
  stock:
      Accounts receivable and other.........................  $   310    $    --
      Inventories...........................................    1,730         39
      Property and equipment................................      164        169
      Intangibles...........................................    1,852        177
                                                              -------    -------
                                                                4,056        385
      Less cash paid........................................   (1,280)      (101)
                                                              -------    -------
      Assets acquired.......................................  $ 2,776    $   284
                                                              =======    =======
Financed by:
  Debt......................................................  $ 2,222    $    --
  Common stock (52,006 shares in 1999 and 54,036 shares in
    2000)...................................................      554        284
                                                              -------    -------
      TOTAL.................................................  $ 2,776    $   284
                                                              =======    =======

                            See accompanying notes.

                            HORIZON PHARMACIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1

    The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON
Pharmacies, Inc. ("Horizon" or the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in our Form 10-K, for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. Horizon's net revenues, costs and expenses are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months ended March 31, 1999 and 2000.

NOTE 2

    Weighted average common shares outstanding used in the calculation of basic earnings (loss) per share for the three months ended March 31, 1999 and 2000 totaled 5,658,025 and 5,886,069, respectively. Common shares used in the calculation of diluted earnings (loss) per share for the three months ended March 31, 1999 and 2000 were 5,900,464 and 5,886,069, respectively. The difference in the number of shares for 1999 is attributable to dilutive stock options and warrants of 242,439. Anti-dilutive employee stock options and warrants excluded amounted to 101,200 shares for the three months ended
March 31, 1999 and 104,621 shares for the three months ended March 31, 2000.

NOTE 3

    No income taxes are provided due to the existence of net operating loss carry forwards.

NOTE 4

    At March 31, 2000, we operated 52 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have generally been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. The number of pharmacies acquired during the three months ended March 31, 1999 and 2000 were four and one, respectively.

    Pro forma results of operations data giving effect to the acquisitions completed during the three month periods ended March 31, 1999 and 2000 as if the transactions had been consummated as of January 1, 1999 were not materially different from historical operating results.

NOTE 5

    In March 2000, we signed an agreement with Informed.com, Inc. ("Informed.com") to sell to Informed.com a newly organized subsidiary d/b/a InformedScripts.com for $5,500 ($1,500 in cash and $4,000 in Informed.com's common stock). At the same time, we entered into a fulfillment and guaranty agreement with InformedScripts.com to be its exclusive fulfillment house for prescription drugs and OTC drug needs, and in exchange for the exclusive designation, we agreed to guarantee certain levels of gross

                            HORIZON PHARMACIES, INC.

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5 (CONTINUED)
sales and pretax profits of InformedScripts.com during the three-year term of the agreement. As additional consideration we issued warrants for the purchase of 700,000 shares of our common stock to Informed.com which have an estimated fair value of approximately $1,500 which will be amortized over the term of the fulfillment agreement.

    In lieu of receiving cash at closing, we accepted a short-term note subject to the completion of a private placement by Informed.com. If the private placement is not completed and the $1,500 note, plus accrued interest, is not paid by June 12, 2000, we have the right to terminate all agreements.

    We have not reflected the above transaction in the accompanying financial statements because it is contingent on the collection of the $1,500 note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (DOLLARS IN THOUSANDS)

OVERVIEW

    The following discussion and analysis reviews the operating results of Horizon for the three months ended March 31, 2000 and compares those results to the comparable period of 1999. Certain statements contained in this discussion are not based on historical facts; rather, they are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may differ materially from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, you should not rely on these forward-looking statements.

    Horizon's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing, full-line retail pharmacies and related businesses. In evaluating a retail pharmacy for potential acquisition, we (i) evaluate the target store's profits and losses for preceding years; (ii) review the store's income tax returns for preceding years; (iii) review computer-generated prescription reports showing historical information including prescriptions sold, average price of each prescription, gross margins and trends in prescription sales;
(iv) analyze the store's location and competition in the immediate area;
(v) review the store's lease agreement, if any; and (vi) assess targeted areas for growth patterns and trends. Based on our analysis of the foregoing items, we may prepare an offer to purchase the particular store. To assess the reasonableness of the seller's asking price, we consider the anticipated rate of return, payback period and the availability and terms of seller financing, with it being generally desired that one-third of the purchase price be seller-financed and the balance split between cash and other consideration, such as our common stock. See "--Liquidity and Capital Resources" for more information.

    In 1999, we made a strategic decision to enter the mail order and e-commerce business. In June 1999, we purchased a combination retail, mail order and Internet pharmacy operation, and in the fourth quarter we started a new Internet pharmacy operation, HorizonScripts.com, which will provide customers online access to thousands of prescription and non-prescription items at competitive prices. We believe this Internet pharmacy will enhance our traditional "brick and mortar" operations, and that the "brick and click" strategy will offer our customers and potential customers convenient sources for their health care needs. By expanding our presence through e-commerce, we believe we will expand our name recognition and revenue base, while also cementing our relationship with our existing customers.

    During the three months ended March 31, 1999, we acquired four retail pharmacies. During the three months ended March 31, 2000, we acquired the prescription files and inventory of one pharmacy and consolidated them into an existing store, we sold the prescription files and pharmaceutical inventory of our Cleburne, Texas store and we acquired an infusion pharmacy operation in Corpus Christi, Texas. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores during the relevant measuring period. We expect that continuing acquisitions and expansion of our e-commerce activities will be the most significant factors in our growth strategy.

    Currently, our primary source of revenue is the sale of prescription drugs. During the three months ended March 31, 1999 and 2000, sales of prescription drugs generated 76.2% and 76.8% respectively of net revenues. We expect our prescription drug business to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our overall net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

    Our net revenues and profits should be higher during holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits should be highest in the fourth quarter and the first quarter of each year. However, we have been making investments in the future of our e-commerce operations over the past two quarters. Consequently, we experienced losses in the fourth quarter of 1999 and the first quarter of 2000, which were attributable, in part, to such investments and, in part, to certain underperforming stores. We expect to incur additional losses in the near future while we continue to invest in our e-commerce operations and the building of an infrastructure necessary for our growth.

    We anticipate entering into strategic alliances with various e-commerce companies, as well as pursuing e-commerce strategies through existing retail centers, such as grocery stores. We recently entered into a relationship with Informed.com, an e-commerce start-up that provides telemedicine services (e.g., counseling and virtual nursing). We will in essence serve as a wholesale supplier to Informed.com for their online prescription drug and OTC drug orders, and in this capacity, and in exchange for 2,000,000 shares of Informed.com common stock and a one-time fee of $1,500, we have guaranteed Informed.com certain levels of gross sales and pretax profits for its subsidiary, InformedScripts.com, during the three-year term of the agreement. Additionally, Informed.com will provide us their e-commerce expertise as we design and develop electronic kiosks to conduct e-commerce in retail centers.

    We also entered into a Cooperative Marketing Agreement with eGrocery.com, Inc. ("eGrocery.com") pursuant to which eGrocery.com will, among other things, link our web site to, and display promotional advertisements on, certain web sites operated and maintained by eGrocery.com. eGrocery.com will also endeavor to generate cooperative advertising dollars for us from general merchandise, trade funds and display allowances at the retail stores we own and manage. We will attempt to enter into additional alliances in fiscal 2000 in order to provide us increased visibility in cyberspace and access to high traffic retail centers for electronic kiosks.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain income statement data for the periods indicated:

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             -----------------------
                                                               1999           2000
                                                             --------       --------
INCOME STATEMENT DATA
REVENUES:
  Net Revenues:
  Prescription drugs sales.................................    76.2%          76.8 %
  Other sales and services.................................    23.8%          23.2 %
    Total net revenues.....................................   100.0%         100.0 %

COSTS AND EXPENSES:
  Cost of sales--prescription drugs(1).....................    73.3%          76.7 %
  Cost of sales--other(2)..................................    62.4%          62.8 %
  Selling, general and administrative expenses(3)..........    25.9%          27.8 %
  Depreciation and amortization(3).........................     1.1%           1.4 %
  Interest expense net(3)..................................     1.1%           1.9 %
  Net income (loss)(3).....................................     1.2%          (4.6)%

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

NET REVENUES

    Our net revenues increased $4,117, or 13.3%, to $35,102 for the three months ended March 31, 2000, compared to $30,985 for the three months ended March 31, 1999. The increase was attributable primarily to the increase in store operating months from 144 in the first quarter of 1999 to 156 in the first quarter of 2000.

    Sales of prescription drugs increased to 76.8% of total net revenues for the three months ended March 31, 2000 from 76.2% of total net revenues for the three months ended March 31, 1999. We expect our prescription drug business to continue to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our total net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

    Same-store sales increased $1,071, or 3.9%, to $28,754 in the first three months of 2000 from $27,683 in the first three months of 1999.

    The following tables show our prescription drug gross margins and total revenues margins for the three months ended March 31, 2000 and 1999:

                                              GROSS MARGINS
                                             ON PRESCRIPTION        GROSS MARGINS ON
                                               DRUG SALES            TOTAL REVENUES
                                          ---------------------   ---------------------
                                           AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                          --------   ----------   --------   ----------
Three Months Ended March 31,
  2000..................................   $6,277       23.3%      $9,309       26.5%
  1999..................................   $6,298       26.7%      $9,070       29.3%

    The decrease in the gross margin on prescription drug sales from 1999 to 2000 was primarily due to a decrease in the margin on third-party insurance plans and an increase in the percentage of third-party prescription sales.

COSTS AND EXPENSES

    Cost of sales increased $3,878, or 17.7%, to $25,793 in the three months ended March 31, 2000 from $21,915 in the three months ended March 31, 1999. This increase is primarily the result of increased sales volume resulting from the increased number of store operating months.

    Our cost of sales as a percentage of total net revenues increased 2.8% to 73.5% in the three months ended March 31, 2000 from 70.7% in the three months ended March 31, 1999. This increase is primarily due to an increase in the cost of prescription drug sales.

    Selling, general and administrative expenses increased $1,745, or 21.8%, to $9,762 in the three months ended March 31, 2000 from $8,017 in the three months ended March 31, 1999. Such expenses, expressed as a percentage of net revenues, were 27.8% and 25.9% for the three months ended March 31, 2000 and 1999, respectively. This increase is primarily due to costs associated with the loading of inventory levels and reorder points in the new pharmacy systems (which were installed in the third and fourth quarters of 1999), the additional personnel added to monitor and manage the new pharmacy systems and the start-up costs of

HorizonScripts.com. Additionally, a portion of the increase is due to an increased store count and the resulting increased store operating months.

    Depreciation and amortization increased $160, or 47.2%, to $499, or 1.4% of total net revenues, for the three months ended March 31, 2000 from $339, or 1.1% of total net revenues, for the three months ended March 31, 1999. This increase was due primarily to our purchase of new stores.

    Interest expense increased $259, or 65.2%, to $656 in the first quarter of 2000 compared to $397 during the first quarter of 1999. The increase in interest expense resulted primarily from the increase in debt associated with our acquisitions.

    Interest and other income decreased $66, or 94.3%, to $4 in the first quarter of 2000 compared to $70 in the first quarter of 1999.

EARNINGS

    We had a net loss of $1,604 for the three months ended March 31, 2000 as compared to net income of $387 in the same period of 1999. We incurred no income tax expense in either period as a result of loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities increased $2,446 to $2,323 during the three months ended March 31, 2000 as compared to $123 for the three months ended March 31, 1999. The net loss and a decrease in accounts payable were the primary reasons for the increased usage of cash.

    Net cash used in investing activities was $961 for the three months ended March 31, 2000 as compared to $1,663 for the comparable period in 1999.

    Net cash provided by financing activities was $2,423 for the three months ended March 31, 2000 as compared to net cash used of $509 in the three months ended March 31, 1999.

    Cash and cash equivalents decreased $861 to $402 during the three months ended March 31, 2000 as compared to $1,263 as of December 31, 1999.

    McKesson HBOC, Inc. ("McKesson") currently provides us with a $11,000 credit facility, due in July 2003, and provides a guaranty for a $7,000 revolving credit facility from Bank One, Texas, NA ("Bank One") due in July 2000. Both the McKesson credit facility and the Bank One revolving credit facility are subject to certain restrictive covenants, including financial ratio requirements, which we must meet to maintain the credit facility and revolving line of credit. At December 31, 1999 we were in default of several of these covenants, but McKesson and Bank One waived such defaults pursuant to agreements executed March 30, 2000 and April 14, 2000, respectively. At May 10, 2000, we had borrowed $10,678 under the credit facility and $4,950 under the revolving credit facility.

    During February 2000, we acquired the prescription files and inventory of one store in Gering, Nebraska and consolidated it with our existing store. On March 31, 2000, we acquired (primarily for stock) the prescription files and inventory of an infusion therapy operation in Corpus Christi, Texas.

    As a result of the loss we incurred in 1999, we readjusted the formula we use when analyzing possible acquisitions. Until we are able to raise additional capital or secure additional credit lines for acquisitions, we will seek acquisition opportunities that require less cash and rely more on seller financing and the public or private offering of certain equity or long-term debt securities.

    Because of the federal moratorium on home healthcare licenses from September 1997 until January 1998 and the uncertainty of the current regulations, we do not plan to expand our home healthcare operations in 2000. We do expect, however, to offer home medical equipment through stores which have not heretofore offered such equipment.

    Our plan for 2000 is to improve our financial condition and operating results through the sale or closure of several underperforming pharmacies (one of which was sold in March 2000), increase retail prices when possible, reduce our receivables, inventories levels, store operating hours and labor costs and analyze various debt and equity alternatives. In March 2000, the Company issued $2,500 in convertible debentures which provided $2,175. We used the $2,175 in net proceeds for working capital needs.

    As discussed above, the Company's $7,000 revolving credit facility from Bank One matures July 31, 2000. We believe that in the event Bank One does not renew or otherwise extend the credit facility, we will be able to secure replacement financing through a financial institution or supplier at similar terms or otherwise retire the debt with sales proceeds from underperforming stores. In the event such proceeds are not sufficient or that alternative financing is not arranged, we will sell the assets of certain performing stores (for which we have previously received unsolicited purchase inquiries) to provide the additional funds to retire the debt. While the sale of such additional stores would reduce future revenues, we do not believe such reduction would have a material adverse effect on the financial position or results of operations of the Company.

IMPACT OF INFLATION AND CHANGING PRICES

    Inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. We attempt to minimize the effect of higher operating costs by achieving operating efficiencies through the use of technology.

FACTORS AFFECTING OPERATIONS

    DEPENDENCE ON ACQUISITIONS FOR GROWTH.

    Our growth strategy is two-fold. First, we will continue to seek to acquire, consolidate and operate existing free-standing pharmacies and related businesses on a profitable basis. We continually review acquisition proposals and are currently engaged in discussions with third parties with respect to possible acquisitions. However, we compete for acquisition candidates with buyers who have greater financial and other resources than us and, consequently, may be able to pay higher acquisition prices. To the extent we are unable to acquire suitable retail pharmacies or to integrate such stores successfully into our operations, our ability to expand our business may be reduced significantly. Second, we are expanding our operations into, and attempting to redirect revenues through, e-commerce by entering into strategic alliances with e-commerce partners. We believe this e-commerce strategy will allow us to increase our customer and prescription bases as well as our revenues.

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

    EXPANSION

    Our ongoing expansion will require us to implement and integrate enhanced operational and financial systems, and additional management, operational and financial resources. Our inability to implement and integrate these systems and/or add these resources could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to manage our expanding operations effectively or maintain or accelerate our growth. Although we experienced growth in net revenues in 1999, we sustained a substantial loss (as a result of the decline in gross margins in the fourth quarter related to price conversion difficulties encountered during the pharmacy computer system conversions, the expenses associated with such conversions, the installation of the home office computer system, the installation of the frame relay telecommunication network, and the start-up expenses associated with new pharmacy web site, HorizonScripts.com). We also incurred a loss in 1998 (as a result of the malfunction of our computerized pricing system which failed to receive and integrate average wholesale price updates that were electronically transmitted from our primary supplier). We cannot assure you that we will not experience similar problems to those encountered in 1998 and 1999 related to expansion or that we will be able to maintain or increase net revenues.

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

    REGULATION OF HOME HEALTHCARE SERVICES

    Our home healthcare business is subject to extensive Federal and state regulation. Changes in the law or new interpretations of existing laws could have a material adverse effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement for our products and services paid by government and other third-party payors.

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

    COMPETITION

    The retail pharmacy and home healthcare businesses are highly competitive. We compete with national, regional and local retail pharmacy chains, independent retail pharmacies, deep discount retail pharmacies, supermarkets, discount department stores, mass merchandisers and other retail stores and mail order operations. Similarly, our home healthcare operations compete with larger providers of home healthcare services, including chain operations and independent single unit stores, which may have a more established presence in our markets and which may offer more extensive home healthcare services than us. Most of our competitors have financial resources that are substantially greater than ours, and we cannot assure you that we will be able to compete successfully with our competitors.

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

    SUBSTANTIAL INDEBTEDNESS

    We have incurred substantial debt and may incur additional indebtedness in the future in connection with our plan of acquisitions. Our ability to make cash payments to satisfy our debt will depend upon our future operating performance, which is subject to a number of factors, including prevailing economic conditions and financial, business and other factors beyond our control. If we are unable to generate sufficient earnings and cash flow to service our debt, we may have to refinance certain of these obligations or dispose of certain assets. In the event we are required to refinance all or any part of our debt, there can be no assurance that we will be able to effect such refinancing on satisfactory terms.

    NEED FOR ADDITIONAL CAPITAL

    We believe that a planned reduction in our inventory and accounts receivable levels, the sale of certain underperforming stores and our existing credit facilities will be adequate to satisfy our working capital requirements for the next twelve months, although circumstances, including the acquisition of additional stores and certain alliances and/or joint ventures in e-commerce, will require that we obtain additional equity and/or long or short-term financing to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

    RELIANCE ON SINGLE SUPPLIER

    We currently purchase approximately 80% of our inventory from McKesson, which also provides us with order-entry machines, shelf labels and other supplies. We believe that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although we believe we could obtain our inventory through another distributor at competitive prices and upon competitive payment terms if our relationship with McKesson were terminated, there can be no assurance that the termination of such relationship would not adversely affect our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding lines of credit. The aggregate balance outstanding under the lines of credit was $16,628 at March 31, 2000. The impact on our results of operations of a one-point interest rate change on balances outstanding under the line of credit would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

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

    3.2. Bylaws of HORIZON Pharmacies, Inc., incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-QSB filed on August 14, 1998.

   27.1       Financial Data Schedule

    (b) Reports on Form 8-K

    During the three months ended March 31, 2000, the Company filed the following Current Reports on Form 8-K:

    (1) Current Report on Form 8-K filed with the Commission on March 9, 2000.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HORIZON PHARMACIES, INC.,
                                               a Delaware corporation

Date:  May 15, 2000                                         /s/ RICKY D. MCCORD
                                               --------------------------------------------
                                                              Ricky D. McCord
                                                    PRESIDENT, CHIEF EXECUTIVE OFFICER

Date:  May 15, 2000                                         /s/ JOHN N. STOGNER
                                               --------------------------------------------
                                                              John N. Stogner
                                                          CHIEF FINANCIAL OFFICER