Form 10-Q
period 2000-06-30
HORIZON PHARMACIES INC
filed 2000-08-18
CIK 1036260

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:       JUNE 30, 2000

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

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be flied by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                   TITLE OF EACH CLASS                                   OUTSTANDING AT AUGUST 11, 2000
         Common stock, par value $.01 per share                                     5,948,774


================================================================================

FORM 10-Q
                                                  TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION....................................................................................3

         Financial Statements.....................................................................................3

         Condensed Consolidated Balance Sheets....................................................................3

         Condensed Consolidated Statements of Operations (Unaudited)..............................................5

         Condensed Consolidated Statements of Cash Flows (Unaudited)..............................................6

         Notes to Condensed Consolidated Financial Statements (Unaudited).........................................7

         Management's Discussion and Analysis of Financial Condition and Results of Operations....................9

         Quantitative and Qualitative Disclosures about Market Risks.............................................17

PART II.  OTHER INFORMATION......................................................................................18

         Exhibits and Reports On Form 8-K........................................................................18

SIGNATURES.......................................................................................................19



                                          PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                             HORIZON Pharmacies, Inc.

                                       Condensed Consolidated Balance Sheets

                                                      ASSETS



                                                                                    DECEMBER 31,         JUNE 30,
                                                                                       1999                2000
                                                                                       ----                ----
                                                                                     (AUDITED)         (UNAUDITED)
                                                                                            (IN THOUSANDS)
Current assets:
   Cash and cash equivalents ..................................................     $      1,263       $        422
   Certificate of deposit .....................................................              375                375
   Accounts receivable, net:
      Third-party providers ...................................................            8,828              9,199
      Others ..................................................................            2,922              2,668
   Inventories, at the lower of specific identification cost or market ........           23,522             20,346
   Other ......................................................................            1,307                884
                                                                                    ------------       ------------
Total current assets ..........................................................           38,217             33,894
Debt issue costs and other, net of accumulated amortization ...................              595              1,953
Property, equipment and capital lease assets:
   Property and equipment:
      Land, buildings and improvements ........................................            1,498              1,598
      Software and equipment ..................................................            5,509              7,320
                                                                                    ------------       ------------
                                                                                           7,007              8,918
   Less accumulated depreciation ..............................................            1,057              1,580
                                                                                    ------------       ------------

   Property and equipment, net ................................................            5,950              7,338
   Equipment under capital leases, net of accumulated amortization ............              725                600
                                                                                    ------------       ------------
Property, equipment and capital lease assets, net .............................            6,675              7,938

Intangibles, at cost:
   Noncompete covenants and customer lists ....................................            2,415              2,324
   Goodwill ...................................................................           13,299             13,156
                                                                                    ------------       ------------
                                                                                          15,714             15,480
   Less accumulated amortization ..............................................            1,370              1,566
                                                                                    ------------       ------------
Intangibles, net ..............................................................           14,344             13,914
                                                                                    ------------       ------------
                                                                                    $     59,831       $     57,699
                                                                                    ============       ============




                                             HORIZON PHARMACIES, INC.

                                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                                DECEMBER 31,         JUNE 30,
                                                                                                   1999               2000
                                                                                                ------------         --------
                                                                                                 (AUDITED)          (UNAUDITED)
                                                                                                        (IN THOUSANDS)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................................................      $     12,615      $     11,437
   Accrued liabilities ...................................................................             1,420             1,241
   Lease termination settlements and other exit costs ....................................             1,367             1,270
   Notes payable .........................................................................             5,566             7,000
   Current portion of long-term debt .....................................................             2,439             2,411
   Current portion of obligations under capital leases ...................................               239               199
   Long-term debt subject to acceleration ................................................                --            10,678
                                                                                                ------------      ------------
Total current liabilities ................................................................            23,646            34,236

Noncurrent liabilities:
   Lease termination settlements .........................................................             1,250               673
   Long-term debt ........................................................................            19,204            10,195
   Obligations under capital leases ......................................................               481               329

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000  shares, none issued ............                --                --
   Common stock, $.01 par value, authorized 14,000,000 shares;
     issued 5,888,965 shares in 1999 and 5,954,855 in 2000 ...............................                59                59
   Additional paid-in capital ............................................................            24,710            26,456
   Accumulated deficit ...................................................................            (9,449)          (14,179)
                                                                                                ------------      ------------
                                                                                                      15,320            12,336
   Treasury Stock (6,081 shares), at cost ................................................               (70)              (70)
                                                                                                ------------      ------------
Total stockholders' equity ...............................................................            15,250            12,266
                                                                                                ------------      ------------
                                                                                                $     59,831      $     57,699
                                                                                                ============      ============

                                              See accompanying notes.


                                              HORIZON PHARMACIES, INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------         -------------------------
                                                               1999                  2000           1999               2000
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
   Prescription drugs sales ..............................    $     23,798     $     27,139     $     47,413     $     54,094
   Other sales and services ..............................           7,742            8,471           15,112           16,618
                                                              ------------     ------------     ------------     ------------

Total net revenues .......................................          31,540           35,610           62,525           70,712
Costs and expenses:
   Cost of sales and services:
      Prescription drugs .................................          17,545           21,596           34,862           42,273
      Other ..............................................           4,899            5,817            9,497           10,933
   Depreciation and amortization .........................             378              566              717            1,064
   Provision for impairment ..............................              --              236               --              250
   Selling, general and administrative expenses ..........           8,120            9,872           16,137           19,634
                                                              ------------     ------------     ------------     ------------

Total costs and expenses .................................          30,942           38,087           61,213           74,154

Income (loss) from operations ............................             598           (2,477)           1,312           (3,442)
Other income (expense):
   Interest and other income .............................              51                2              121               19
   Interest expense ......................................            (410)            (651)            (807)          (1,307)
                                                              ------------     ------------     ------------     ------------

Total other income (expense) .............................            (359)            (649)            (686)          (1,288)
                                                              ------------     ------------     ------------     ------------
Net income (loss) ........................................    $        239     $     (3,126)    $        626     $     (4,730)
                                                              ============     ============     ============     ============

Basic earnings (loss) per share (Note 2) .................    $        .04     $      (0.53)    $       0.11     $      (0.80)
                                                              ============     ============     ============     ============
Diluted earnings (loss) per share (Note 2) ...............    $        .04     $      (0.53)    $       0.11     $      (0.80)
                                                              ============     ============     ============     ============

                                              See accompanying notes.


                                             HORIZON PHARMACIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                                            SIX MONTHS
                                                                                                               ENDED
                                                                                                              JUNE 30,
                                                                                                  ----------------------------------
                                                                                                          1999           2000
                                                                                                  ----------------   ---------------
                                                                                                            (IN THOUSANDS)

OPERATING ACTIVITIES
Net income (loss) ...............................................................................     $        626    $     (4,730)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization .............................................................              717           1,064
      Provision for impairment ..................................................................               --             250
      Other .....................................................................................               41              67
      Changes in operating assets and liabilities, net of acquisitions of businesses:
         Accounts receivable ....................................................................             (988)           (171)
         Refundable income taxes ................................................................              257              --
         Inventories ............................................................................           (1,727)          2,850
         Other current assets ...................................................................             (202)            309
         Accounts payable .......................................................................            1,101          (1,178)
         Accrued liabilities ....................................................................               17            (194)
                                                                                                      ------------    ------------
Total adjustments ...............................................................................             (784)          2,997
                                                                                                      ------------    ------------
Net cash used in operating activities ...........................................................             (158)         (1,733)

INVESTING
Proceeds from sales of assets ...................................................................               --             701
Purchases of property and equipment .............................................................             (684)         (2,094)
Purchases of other assets .......................................................................               --            (200)
Assets acquired for cash in acquisitions of businesses ..........................................           (2,543)           (101)
                                                                                                      ------------    ------------
Net cash used in investing activities ...........................................................           (3,227)         (1,694)

FINANCING ACTIVITIES
Borrowings ......................................................................................            1,178           4,150
Debt issue costs incurred .......................................................................               --            (194)
Principal payments on debt ......................................................................           (1,298)         (1,225)
Principal payments on obligations under capital leases ..........................................             (114)           (192)
Issuance of common stock, net of offering costs (64,247 shares in 1999 and 11,854
  shares in 2000)................................................................................              277              47
                                                                                                      ------------    ------------
Net cash provided by financing activities .......................................................               43           2,586
                                                                                                      ------------    ------------
Net decrease in cash and cash equivalents .......................................................           (3,342)           (841)
Cash and cash equivalents at beginning of period ................................................            6,617           1,263
                                                                                                      ------------    ------------
Cash and cash equivalents at end of period ......................................................     $      3,275    $        422
                                                                                                      ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases ...........................................................     $        445    $         --
Issuance of warrants to lenders and suppliers (555,000 shares) ..................................               --           1,418
Debt issue costs deducted from debt proceeds ....................................................               --             150
Acquisitions of businesses financed by debt and common stock:
         Accounts receivable and other ..........................................................     $        380    $         --
         Inventories ............................................................................            2,114              39
         Property and equipment .................................................................              225             169
         Intangibles ............................................................................            4,989             177
                                                                                                      ------------    ------------
                                                                                                             7,708             385
         Less cash paid .........................................................................           (2,543)           (101)
                                                                                                      ------------    ------------
         Assets acquired ........................................................................     $      5,165    $        284
                                                                                                      ============    ============

Financed by:
   Debt .........................................................................................     $      3,611    $         --
   Common stock (196,398 shares in 1999 and 54,036 shares in 2000) ..............................            1,554             284
                                                                                                      ------------    ------------
          TOTAL .................................................................................     $      5,165    $        284
                                                                                                      ============    ============

                                              See accompanying notes.

                            HORIZON PHARMACIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1

         The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. ("Horizon" or the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in our Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. Horizon's net revenues, costs and expenses are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months and six months ended June 30, 1999 and 2000.

NOTE 2

         Weighted average common shares outstanding used in the calculation of basic earnings (loss) per share for the three month and six month periods ended June 30, 2000 totaled 5,948,774 and 5,917,421, respectively. Weighted average common shares outstanding for the three and six month periods in 1999 were 5,729,803 and 5,693,914, respectively. Common shares used in the calculation of diluted earnings per share for the three month and six month periods ended June 30, 2000 totaled 5,948,774 and 5,917,421, respectively. Common shares used for the calculation of fully diluted earnings per share for the three and six month periods in 1999 were 5,882,358 and 5,891,411, respectively. The differences between weighted average shares outstanding and fully diluted shares outstanding is attributable to dilutive stock options and warrants. Anti-dilutive employee stock options and warrants excluded amounted to 101,200 shares and 432,350 shares for the three months and six months ended June 30, 1999, respectively, and 81,763 shares and 80,985 shares for the three months and six months ended June 30, 2000, respectively.

NOTE 3

         No income taxes are provided due to the existence of net operating loss carry forwards.

NOTE 4

         At June 30, 2000, we operated 48 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have generally been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. The number of pharmacies acquired during the six months ended June 30, 1999 and 2000 were five and one, respectively.

         Proforma results of operations data giving effect to the acquisitions completed during the six month periods ended June 30, 1999 and 2000, as if the transactions had been consummated as of January 1, 1999, were not materially different from historical operating results.

NOTE 5

         In March 2000, we signed an agreement with Informed.com, Inc. ("Informed.com") to sell to Informed.com a newly organized subsidiary d/b/a InformedScripts.com, Inc. ("InformedScripts.com") for $5,500 ($1,500 in cash and $4,000 in Informed.com's common stock). At the same time, we entered into a fulfillment and guaranty agreement with InformedScripts.com to be its exclusive fulfillment house for prescription drugs and OTC drug needs, and in exchange for the exclusive designation, we agreed to guarantee certain levels of gross sales and pretax profits of InformedScripts.com during the three-year term of the agreement. As additional consideration we issued warrants for the purchase of 700,000 shares of our common stock to Informed.com which have an estimated fair value of approximately $1,500 and which will be amortized over the term of the fulfillment and guaranty agreement.

         In lieu of receiving cash at closing, we accepted a short-term note subject to the completion of a private placement by Informed.com. Because InformedScripts.com failed to remit to us the required payments under the $1,500 note by August 15, 2000, we exercised our option to terminate the fulfillment and guaranty agreement.

         We have not reflected the above transaction in the accompanying financial statements because it is contingent on the collection of the $1,500 note.

NOTE 6

         The Company has a credit arrangement with its primary supplier which provides for borrowings up to $8,000 under a revolver and $3,000 under a term loan. Availability of the revolver is subject to a borrowing base determined by the supplier and amounted to $7,678 as of June 30, 2000. Borrowings outstanding at June 30, 2000 consist of $7,678 under the revolver and $3,000 under the term loan. The agreement requires the Company to maintain at least a specified amount of net worth and satisfy certain financial ratios.

         At June 30, 2000, the Company had not complied with several covenants of the credit agreement. These covenant violations have not been cured or waived, and the supplier has the right to demand payment of outstanding borrowings. Accordingly, amounts payable under the credit agreement are classified as current in the accompanying financial statements. If the violations are not waived or the compliance covenants are not revised, the Company may be required to liquidate additional stores or inventories in order to pay the debt.

NOTE 7

         The Company is dependent on existing credit agreements with lenders, including the largest supplier, and proceeds from potential debt and equity offerings in order to fund its operations and pay its obligations. As of June 30, 2000, the Company has working capital lines of credit with two lenders. These lines of credit are the primary sources of liquidity for the Company. As of June 30, 2000, the credit agreements provided for borrowings up to $17,678 including the Company's $7,000 bank credit facility which expires on September 1, 2000. As of June 30, 2000, the Company had no availability for additional borrowings under the lines and was in default on certain compliance covenants of the lines.

         Management's plan for the remainder of 2000 provides for the Company to improve its financial condition and operating results through the sale or closure of several underperforming pharmacies, increased selling prices, the reduction of receivables and inventories levels, reduction in store operating hours and labor costs and various debt and equity alternatives.

         As discussed above, the Company is in default on its working capital lines of credit. The Company believes that in the event that the lenders do not waive the defaults and renew or otherwise extend the credit facilities, it will be able to secure replacement financing at similar terms or otherwise retire the debt with sales proceeds from the stores identified as held for disposal. In the event such sales proceeds are not sufficient or that alternative financing is not arranged, the Company may have to sell the assets of certain performing stores (which have previously received unsolicited purchase inquiries) to provide the additional funds to retire the debt. Such additional store sales would reduce future revenues and could have a material adverse effect on the financial position and results of operations of the Company.

NOTE 8

         During the fourth quarter of 1999, the Company identified several underperforming pharmacies with long-lived assets (primarily intangibles) carrying amounts of $1,001 and committed to a plan to sell them. Accordingly, the Company began marketing these pharmacies to potential buyers and sold several of these pharmacies during the six months ended June 30, 2000. The Company estimates the fair value (based primarily on bids received from potential buyers or previous sales proceeds) less costs to sell the pharmacies. During the six months ended June 30, 2000, the Company revised its estimates of fair values and recorded additional impairment of $64.

         As of June 30, 2000, the Company had identified one underperforming pharmacy whose operating results indicated that long-lived assets of this pharmacy might be impaired. The long-lived assets of this pharmacy had combined carrying amounts of $186. As a result of analyses performed, the Company determined that the pharmacy was impaired and recorded a $186 impairment loss. Management's estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of December 31, 1999 are expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value.

NOTE 9

         Under the 2000 stock option plan approved by stockholders in June 2000, options for up to 250,000 shares of common stock may be granted to employees and directors at prices as specified in the plan on the dates the options are granted. No options under the 2000 plan have been granted to date.

NOTE 10

         The Company and certain present and former officers or directors were named as defendants in an action that was filed seeking to certify a class of persons who purchased shares of the Company's common stock during the period between August 14, 1998 and March 3, 1999, inclusive, alleging that defendants failed to timely disclose complications with the Company's prescription pricing communications technology. The Company has contingent liabilities for other lawsuits and various other matters occurring in the ordinary course of business.

         Management of the Company believes that the ultimate resolution of these contingencies will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        (DOLLARS IN THOUSANDS)

OVERVIEW

         The following discussion and analysis reviews the operating results of Horizon for the three and six months ended June 30, 2000 and compares those results to the comparable periods of 1999. Certain statements contained in this discussion are not based on historical facts; rather, they are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may differ materially from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, you should not rely on these forward-looking statements.

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

         In 1999, we made a strategic decision to enter the mail order and e-commerce business. In June 1999, we purchased a combination retail, mail order and Internet pharmacy operation, and in the fourth quarter of 1999 we started a new Internet pharmacy operation, HorizonScripts.com, which provides customers online access to thousands of prescription and non-prescription items at competitive prices. We believe this Internet pharmacy will enhance our traditional "brick and mortar" operations, and that the "brick and click" strategy will offer our existing and potential customers convenient sources for their health care needs. By expanding our presence through e-commerce, we believe we will expand our name recognition and revenue base, while also cementing our relationship with our existing customers.

         During the six months ended June 30, 1999, we acquired five retail pharmacies. During the six months ended June 30, 2000, we acquired the prescription files and inventory of one pharmacy and consolidated them into an existing store, and we acquired an infusion pharmacy operation in Corpus Christi, Texas. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores during the relevant measuring period. We expect that continuing acquisitions and expansion of our e-commerce activities will be the most significant factors in our growth strategy.

         Currently, our primary source of revenue is the sale of prescription drugs. During the three months ended June 30, 1999 and 2000, sales of prescription drugs generated 75.5% and 76.2%, respectively, of net revenues; during the six month period ended June 30, 1999 and 2000, sales of prescription drugs generated 75.8% and 76.5%, respectively. We expect our prescription drug business to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our overall net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

         Our net revenues and operating results should be improved during holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and profits should be highest in the fourth quarter and the first quarter of each year. However, we have been making investments in the future of our e-commerce operations over the past three quarters. Consequently, we experienced losses in the fourth quarter of 1999 and the first and second quarters of 2000, which were attributable, in part, to such investments and, in part, to certain underperforming stores. We expect to incur additional losses in the near future while we continue to invest in our e-commerce operations and the building of an infrastructure necessary for our growth.

         We anticipate entering into strategic alliances with various e-commerce companies, as well as pursuing e-commerce strategies through existing retail centers, such as grocery stores. During the first quarter of 2000, we entered into a relationship with Informed.com, an e-commerce start-up that provides telemedicine services (e.g., counseling and virtual nursing). Informed.com will provide us their e-commerce expertise as we design and develop electronic kiosks to conduct e-commerce in retail centers. We agreed to guaranty certain levels of gross sales and pretax profits for Informed.com's subsidiary, InformedScripts.com, Inc., and to serve, in essence, as its exclusive wholesale supplier for its prescription drug and OTC drug orders; however, because of InformedScripts.com, Inc.'s failure to remit certain payments to us under the terms of a promissory note, we exercised our option to terminate the fulfillment and guaranty agreement.

         During the second quarter, we entered into a Cooperative Marketing Agreement with eGrocery.com, Inc. ("eGrocery.com") pursuant to which eGrocery.com will, among other things, link our web site to, and display promotional advertisements on, certain web sites operated and maintained by eGrocery.com. eGrocery.com will also endeavor to generate cooperative advertising dollars for us from general merchandise, trade funds and display allowances at the retail stores we own and manage. We will attempt to enter into additional alliances in 2000 in order to provide us increased visibility in cyberspace and access to high traffic retail centers for electronic kiosks.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain income statement data for the periods indicated:


                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                                     --------                     --------
                                                                1999          2000          1999           2000
                                                                ----          ----          ----           ----

    INCOME STATEMENT DATA
    REVENUES:
       Net Revenues:
       Prescription drugs sales...........................      75.5%         76.2%         75.8%          76.5%
       Other sales and services...........................      24.5%         23.8%         24.2%          23.5%
                                                               ------        ------        ------         ------
          Total net revenues..............................     100.0%        100.0%        100.0%         100.0%

    COSTS AND EXPENSES:
       Cost of sales-prescription drugs(1)................      73.7%         79.6%         73.5%          78.1%
       Cost of sales-other(2).............................      63.3%         68.7%         62.8%          65.8%
       Selling, general and administrative expenses(3)....      25.7%         27.7%         25.8%          27.8%
       Depreciation and amortization(3)...................       1.2%          1.6%          1.1%           1.5%
       Provision for impairment(3)........................         --           .7%            --            .4%
       Interest expense, net(3) ..........................       1.1%          1.8%          1.1%           1.8%
       Net income (loss) (3)..............................        .8%         (8.8%)         1.0%          (6.7%)

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

NET REVENUES

         Our net revenues increased $4,070, or 12.9%, to $35,610 for the three months ended June 20, 2000, compared to $31,540 for the three months ended June 30, 1999. The increase was attributable to an increase in same store sales and an increase in store operating months from 148 in the second quarter of 1999 to 152 in the second quarter of 2000. Our net revenues increased $8,187, or 13.1%, to $70,712 for the six months ended June 30, 2000, compared to $62,525 for the six months ended June 30, 1999. The increase was primarily attributable to the increase in store operating months from 292 in the six months ended June 30, 1999 to 308 for the six months ended June 30, 2000.

         Sales of prescription drugs increased from 75.5% of total net revenues for the three months ended June 30, 1999 to 76.2% of total net revenues for the three months ended June 30, 2000. Sales of prescription drugs increased from 75.8% of total net revenues for the six months ended June 30, 1999 to 76.5% of total net revenues for the six months ended June 30, 2000. We expect our prescription drug business to continue to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products.

         Same store sales increased from $26,760 in the second quarter of 1999 to $28,031 in the second quarter of 2000, an increase of 4.7%. Same store sales for the six month period increased from $56,825 in 1999 to $58,941 in 2000, an increased of 3.7%.

         The following tables show our prescription drug gross margins and total revenues margins for the three months and six months ended June 30, 1999 and 2000:



                                                       GROSS MARGINS ON                  GROSS MARGINS ON
                                                   PRESCRIPTION DRUG SALES                TOTAL REVENUES
                                                   -----------------------                --------------
                                                 AMOUNT            PERCENTAGE          AMOUNT      PERCENTAGE
                                                 ------            ----------          ------      ----------
   Three Months Ended June 30,
        2000...........................          $ 5,543              20.4%            $ 8,197        23.0%
        1999...........................          $ 6,253              26.3%            $ 9,096        28.8%

   Six Months Ended June 30,
        2000...........................          $11,821              21.9%            $17,506        24.8%
        1999...........................          $12,551              26.6%            $18,166        29.1%


         The decrease in the gross margin on prescription drug sales from 1999 to 2000 was primarily due to a decrease in margin on third party insurance plans and an increase in the percentage of third party prescription drug sales, which have lower margins.

COSTS AND EXPENSES

         Cost of sales increased $4,969, or 22.1%, from $22,444 in the three months ended June 30, 1999 to $27,413 in the three months ended June 30, 2000. For the six month period cost of sales increased $8,847, or 19.9%, from $44,359 in 1999 to $53,206 in 2000. This increase is primarily the result of increased sales volume resulting from the increased number of store operating months.

         Our cost of sales as a percentage of total net revenues increased 5.8% from 71.2% in the three months ended June 30, 1999 to 77.0% in the three months ended June 30, 2000. For the six month period cost of sales as a percentage of revenues increased 4.2% from 70.9% in 1999 to 75.2% in 2000. This increase in total cost of sales is primarily due to an increase in third party prescriptions.

         Selling, general and administrative expenses increased from $8,120 in the three months ended June 30, 1999 to $9,872 in the three months ended June 30, 2000. Such expenses, expressed as a percentage of net revenues, were 25.7% and 27.7% for the three months ended June 30, 1999 and 2000, respectively. For the six month period selling, general and administrative expenses increased from $16,137 in 1999 to $19,634 in 2000. Such expenses, expressed as a percentage of total net revenue were 25.8% and 27.8% for the six months ended June 30, 1999 and 2000, respectively. This increase is primarily due to costs associated with the loading of inventory levels and reorder points in the new pharmacy systems (which were installed in the third and fourth quarters of 1999), the additional personnel added to monitor and manage the new pharmacy systems, the start-up costs of HorizonScripts.com and the costs associated with the sale of the four stores. Additionally, a portion of the increase is due to an increased store count and the resulting increased store operating months.

         Depreciation and amortization increased from $378, or 1.2% of total net revenues, for the three months ended June 30, 1999 to $566, or 1.6% of net revenues, for the three months ended June 30, 2000. For the six month period, depreciation increased from $717, or 1.1% of total net revenues, in 1999 to $1,064 or 1.5% of total net revenues of 1999. These increases were due primarily to our purchase of new stores.

         Interest expense was $410 in the second quarter of 1999 compared to $651 during the second quarter of 2000. For the six month period interest expense was $807 in 1999 compared to $1,307 in 2000. The increases in interest expense for the three and six month periods resulted primarily from the increase in debt associated with our acquisitions.

         Interest and other income was $51 in the second quarter of 1999 compared to $2 in the second quarter of 2000. For the six month period interest and other income was $121 in 1999 compared to $19 in 2000.

EARNINGS

         We had a net loss of $3,126 for the three months ended June 30, 2000 as compared to net income of $239 in the same period of 1999. We had a net loss of $4,730 for the six month period ended June 30, 2000 as compared to net income of $626 in the same period of 1999. We incurred no income tax expense in either period as a result of loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities increased $1,575 to $1,733 during the six months ended June 30, 2000 as compared to $158 for the six months ended June 30, 1999. The net loss was the primary reason for the increased usage of cash.

         Net cash used in investing activities was $1,694 for the six months ended June 30, 2000 as compared to $3,227 for the comparable period in 1999.

         Net cash provided by financing activities was $2,586 for the six months ended June 30, 2000 as compared to $43 in the six months ended June 30, 1999.

         Cash and cash equivalents decreased $841 to $422 during the six months ended June 30, 2000 as compared to $1,263 as of December 31, 1999.

         McKesson HBOC, Inc. ("McKesson") currently provides us with a $10,678 credit facility and provides a guaranty for a $7,000 revolving credit facility from Bank One, Texas, NA ("Bank One") due on September 1, 2000. Both the McKesson credit facility and the Bank One revolving credit facility are subject to certain restrictive covenants, including financial ratio requirements, which we must meet to maintain the credit facility and revolving line of credit. At June 30, 2000 we were in default of several of these covenants. These covenant violations have not been cured or waived, and the lenders have the right to demand payment of outstanding borrowings. At August 15, 2000, we had borrowed $10,678 under the credit facility and $7,000 under the revolving credit facility.

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

         Our plan for 2000 is to improve our financial condition and operating results through the sale or closure of several underperforming pharmacies (four of which were sold in the second quarter of 2000), increase retail prices when possible, reduce our receivables, inventories levels, store operating hours and labor costs and analyze various debt and equity alternatives. In March 2000, the Company issued $2,500 in convertible debentures which netted the Company $2,175, which was used for working capital needs.

         As discussed above, the Company is in default on its working capital lines of credit. We believe that in the event the lenders do not waive the defaults and renew or otherwise extend the credit facilities, we will be able to secure replacement financing through a financial institution or supplier at similar terms or otherwise retire the debt with sales proceeds from underperforming stores. In the event such proceeds are not sufficient or that alternative financing is not arranged, we will sell the assets of certain performing stores (for which we have previously received unsolicited purchase inquiries) to provide the additional funds to retire the debt. The sale of such additional stores would reduce future revenues, and could have a material adverse effect on the financial position and results of operations of the Company.

IMPACT OF INFLATION AND CHANGING PRICES

         Inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. We attempt to minimize the effect of higher operating costs by achieving operating efficiencies through the use of technology.

FACTORS AFFECTING OPERATIONS

         DEPENDENCE ON ACQUISITIONS FOR GROWTH.

         Our growth strategy is two-fold. First, we will continue to seek to acquire, consolidate and operate existing free-standing pharmacies and related businesses on a profitable basis subject to the availability of capital. We continually review acquisition proposals and are currently engaged in discussions with third parties with respect to possible acquisitions. However, we compete for acquisition candidates with buyers who have greater financial and other resources than us and, consequently, may be able to pay higher acquisition prices. To the extent we are unable to acquire suitable retail pharmacies or to integrate such stores successfully into our operations, our ability to expand our business may be reduced significantly. Second, we are expanding our operations into, and attempting to redirect revenues through, e-commerce by entering into strategic alliances with e-commerce partners. We believe this e-commerce strategy will allow us to increase our customer and prescription bases as well as our revenues.

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

         GEOGRAPHIC CONCENTRATION

         Currently, 16 and 7 of our 48 retail pharmacies are located in Texas and New Mexico, respectively, and we plan to acquire other retail pharmacies located in such states. Consequently, our results of operations and financial condition are dependent upon general trends in the Texas and New Mexico economies and any significant healthcare legislative proposals enacted in those states.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding lines of credit. The aggregate balance outstanding under the lines of credit was $17,678 at June 30, 2000. The impact on our results of operations of a one-point interest rate change on balances outstanding under the line of credit would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

                                            PART II.  OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits



                  EXHIBIT NO.                                      NAME OF EXHIBIT
                  -----------                                      ---------------
                      3.1              Articles of Incorporation of HORIZON Pharmacies, Inc., incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB filed on August 14, 1998.
                      3.2              Bylaws of HORIZON Pharmacies, Inc., incorporated by reference to
                                       Exhibit 3.2 of our Quarterly Report on Form 10-QSB filed on August 14,
                                       1998.
                     10.1*             Employment Agreement by and between HORIZON Pharmacies, Inc. and John
                                       N. Stogner, dated July 31, 1999 (filed electronically herewith)
                     10.2*             Employment Agreement by and between HORIZON Pharmacies, Inc. and
                                       Phillip Douglas Stone, dated March 7, 2000 and effective April 1, 2000
                                       (filed electronically herewith)
                     10.3              Loan Agreement, dated July 31, 1999, between Bank One, Texas, National
                                       Association and HORIZON Pharmacies, Inc. (filed electronically herewith)
                     10.4              Promissory Note, dated July 31, 1999, from HORIZON Pharmacies, Inc. to
                                       Bank One, Texas, National Association (filed electronically herewith)
                     10.5              Modification of Promissory Note, dated July 31, 2000, between Bank One,
                                       Texas National Association and HORIZON Pharmacies, Inc. (filed electronically herewith) to the Promissory Note, dated July 31, 1999, between Bank One, Texas National Association and HORIZON Pharmacies,
                                       Inc.
                     10.6              Letter Agreement dated August 3, 2000 (filed electronically herewith)
                                       amending the Fulfillment and Guaranty Agreement, dated March 14, 2000 by and between HORIZON Pharmacies, Inc. and InformedScripts.com, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed electronically on April 6, 2000
                     10.7*             HORIZON Pharmacies, Inc. 2000 Stock Option Plan (filed electronically herewith)
                     27.1              Financial Data Schedule


         -----------------------------------------------------

         *  Management contract or compensatory plan or arrangement

         (b)      Reports on Form 8-K

         During the six months ended June 30, 2000, the Company filed the following Current Reports on Form 8-K:

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

                                              HORIZON Pharmacies, Inc.,
                                              a Delaware corporation


Date:    August 18, 2000              /s/ Ricky D. Mccord
                                      ------------------------------------------
                                              Ricky D. McCord
                                              President, Chief Executive Officer


Date:    August 18, 2000              /s/ John N. Stogner
                                      ------------------------------------------
                                              John N. Stogner
                                              Chief Financial Officer

                                     EXHIBIT LIST



                  EXHIBIT NO.                                      NAME OF EXHIBIT
                  -----------                                      ---------------
                      3.1              Articles of Incorporation of HORIZON Pharmacies, Inc., incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB filed on August 14, 1998.
                      3.2              Bylaws of HORIZON Pharmacies, Inc., incorporated by reference to
                                       Exhibit 3.2 of our Quarterly Report on Form 10-QSB filed on August 14,
                                       1998.
                     10.1*             Employment Agreement by and between HORIZON Pharmacies, Inc. and John
                                       N. Stogner, dated July 31, 1999 (filed electronically herewith)
                     10.2*             Employment Agreement by and between HORIZON Pharmacies, Inc. and
                                       Phillip Douglas Stone, dated March 7, 2000 and effective April 1, 2000
                                       (filed electronically herewith)
                     10.3              Loan Agreement, dated July 31, 1999, between Bank One, Texas, National
                                       Association and HORIZON Pharmacies, Inc. (filed electronically herewith)
                     10.4              Promissory Note, dated July 31, 1999, from HORIZON Pharmacies, Inc. to
                                       Bank One, Texas, National Association (filed electronically herewith)
                     10.5              Modification of Promissory Note, dated July 31, 2000, between Bank One,
                                       Texas National Association and HORIZON Pharmacies, Inc. (filed electronically herewith) to the Promissory Note, dated July 31, 1999, between Bank One, Texas National Association and HORIZON Pharmacies,
                                       Inc.
                     10.6              Letter Agreement dated August 3, 2000 (filed electronically herewith)
                                       amending the Fulfillment and Guaranty Agreement, dated March 14, 2000 by and between HORIZON Pharmacies, Inc. and InformedScripts.com, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed electronically on April 6, 2000
                     10.7*             HORIZON Pharmacies, Inc. 2000 Stock Option Plan (filed electronically herewith)
                     27.1              Financial Data Schedule

