Form 10-Q
period 2000-09-30
HORIZON PHARMACIES INC
filed 2000-11-14
CIK 1036260

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED:       SEPTEMBER 30, 2000

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

                             ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/     No/ /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          TITLE OF EACH CLASS                  OUTSTANDING AT NOVEMBER 14, 2000
Common stock, par value $.01 per share                    6,028,774

FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..............................................   3

         Financial Statements...............................................   3

         Condensed Consolidated Balance Sheets..............................   3

         Condensed Consolidated Statements of Operations (Unaudited)........   5

         Condensed Consolidated Statements of Cash Flows(Unaudited).........   6

         Notes to Condensed Consolidated Financial Statements (Unaudited)...   7

         Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   9

         Quantitative and Qualitative Disclosures about Market Risks........  17

PART II.  OTHER INFORMATION.................................................  18

         Exhibits and Reports On Form 8-K...................................  18

SIGNATURES..................................................................  19


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            HORIZON Pharmacies, Inc.

                      Condensed Consolidated Balance Sheets


                                                                             DECEMBER 31, SEPTEMBER 30,
                                                                                 1999         2000
                                                                             ------------ -------------
                                                                               (AUDITED)   (UNAUDITED)
                                                                                  (IN THOUSANDS)

                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................................     $ 1,263     $ 3,463
   Certificate of deposit .................................................         375         373
   Accounts receivable, net:
      Third-party providers ...............................................       8,828      10,089
      Others ..............................................................       2,922       2,217
   Inventories, at the lower of specific identification cost or market ....      23,522      20,488
   Other ..................................................................       1,307       1,477
                                                                                -------     -------
Total current assets ......................................................      38,217      38,107
Debt issue costs and other, net of accumulated amortization ...............         595       1,753
Property, equipment and capital lease assets:
   Property and equipment:
      Land, buildings and improvements ....................................       1,498       1,623
      Software and equipment ..............................................       5,509       7,491
                                                                                -------     -------
                                                                                  7,007       9,114
   Less accumulated depreciation ..........................................       1,057       1,873
                                                                                -------     -------

   Property and equipment, net ............................................       5,950       7,241
   Equipment under capital leases, net of accumulated amortization ........         725         540
                                                                                -------     -------
Property, equipment and capital lease assets, net .........................       6,675       7,781

Intangibles, at cost:
   Noncompete covenants and customer lists ................................       2,415       2,295
   Goodwill ...............................................................      13,299      13,148
                                                                                -------     -------
                                                                                 15,714      15,443
   Less accumulated amortization ..........................................       1,370       1,696
                                                                                -------     -------
Intangibles, net ..........................................................      14,344      13,747
                                                                                -------     -------
                                                                                $59,831     $61,388
                                                                                =======     =======


                            HORIZON PHARMACIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                             DECEMBER 31, SEPTEMBER 30,
                                                                                 1999         2000
                                                                             ------------ -------------
                                                                               (AUDITED)   (UNAUDITED)
                                                                                  (IN THOUSANDS)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................     $ 12,615    $ 18,571
   Accrued liabilities ....................................................        1,420         684
   Lease termination settlements and other exit costs .....................        1,367         658
   Notes payable ..........................................................        5,566       7,000
   Current portion of long-term debt ......................................        2,439       2,371
   Current portion of obligations under capital leases ....................          239         201
   Long-term debt subject to acceleration .................................           --      13,178
                                                                                --------    --------
Total current liabilities .................................................       23,646      42,663

Noncurrent liabilities:
   Lease termination settlements ..........................................        1,250         995
   Long-term debt .........................................................       19,204       6,956
   Obligations under capital leases .......................................          481         278

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     none issued ..........................................................           --          --
   Common stock, $.01 par value, authorized 14,000,000 shares;
     issued 5,888,965 shares in 1999 and 6,034,855 in 2000 ................           59          60
   Additional paid-in capital .............................................       24,710      26,605
   Accumulated deficit ....................................................       (9,449)    (16,099)
                                                                                --------    --------
                                                                                  15,320      10,566
   Treasury Stock (6,081 shares), at cost .................................          (70)        (70)
                                                                                --------    --------
Total stockholders' equity ................................................       15,250      10,496
                                                                                --------    --------
                                                                                $ 59,831    $ 61,388
                                                                                ========    ========


                             See accompanying notes.

                            HORIZON PHARMACIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                        ------------------      -----------------
                                                         1999        2000       1999         2000
                                                       --------    --------    --------    ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues:
   Prescription drugs sales ........................   $ 25,248    $ 26,457    $ 72,661    $  80,551
   Other sales and services ........................      7,482       6,867      22,594       23,485
                                                       --------    --------    --------    ---------

Total net revenues .................................     32,730      33,324      95,255      104,036
Costs and expenses:
   Cost of sales and services:
      Prescription drugs ...........................     19,298      20,578      54,159       62,851
      Other ........................................      4,417       3,809      13,915       14,742
   Depreciation and amortization ...................        469         737       1,186        1,801
   Selling, general and administrative expenses ....      8,584       9,378      24,722       29,262
                                                       --------    --------    --------    ---------


Total costs and expenses ...........................     32,768      34,502      93,982      108,656
                                                       --------    --------    --------    ---------

Income (loss) from operations ......................        (38)     (1,178)      1,273       (4,620)
Other income (expense):
   Interest and other income .......................         50           7         170           26
   Interest expense ................................       (489)       (749)     (1,295)      (2,056)
                                                       --------    --------    --------    ---------

Total other income (expense) .......................       (439)       (742)     (1,125)      (2,030)
                                                       --------    --------    --------    ---------
Net income (loss) ..................................   $   (477)   $ (1,920)   $    148    $  (6,650)
                                                       ========    ========    ========    =========

Basic earnings (loss) per share (Note 2) ...........   $   (.08)   $  (0.32)   $   0.03    $   (1.12)
                                                       ========    ========    ========    =========
Diluted earnings (loss) per share (Note 2) .........   $   (.08)   $  (0.32)   $   0.03    $   (1.12)
                                                       ========    ========    ========    =========


                                              See accompanying notes.

                            HORIZON PHARMACIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               NINE MONTHS
                                                                                  ENDED
                                                                               SEPTEMBER 30,
                                                                           --------------------
                                                                            1999        2000
                                                                           -------      -------
                                                                              (IN THOUSANDS)

OPERATING ACTIVITIES
Net income (loss) ....................................................     $   148      $(6,650)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ....................................       1,186        1,801
    Provision for impairment .........................................          --          215
    Other ............................................................         105           84
    Changes in operating assets and liabilities, net of acquisitions of businesses:
      Accounts receivable ............................................      (2,888)        (628)
      Refundable income taxes ........................................         257           --
      Inventories ....................................................      (2,919)       2,709
      Other current assets ...........................................        (212)        (366)
      Accounts payable ...............................................       1,171        5,956
      Accrued liabilities ............................................         339         (804)
                                                                           -------      -------
Total adjustments ....................................................      (2,961)       8,967
                                                                           -------      -------
Net cash provided by (used in) operating activities ..................      (2,813)       2,317

INVESTING
(Purchase of) proceeds from certificate of deposit ...................        (375)           2
Proceeds from sales of assets ........................................          --          731
Purchases of property and equipment ..................................        (937)      (2,290)
Purchases of other assets ............................................        (117)        (200)
Assets acquired for cash in acquisitions of businesses ...............      (3,136)        (117)
                                                                           -------      -------
Net cash used in investing activities ................................      (4,565)      (1,874)

FINANCING ACTIVITIES
Borrowings ...........................................................       4,180        4,150
Debt issue costs incurred ............................................          --         (194)
Principal payments on debt ...........................................      (2,274)      (2,005)
Principal payments on obligations under capital leases ...............        (180)        (241)
Issuance of common stock, net of offering costs (64,247 shares
  in 1999 and 11,854 shares in 2000) .................................         277           47
                                                                           -------      -------

Net cash provided by financing activities ............................       2,003        1,757
                                                                           -------      -------
Net increase (decrease) in cash and cash equivalents .................      (5,375)       2,200
Cash and cash equivalents at beginning of period .....................       6,617        1,263
                                                                           -------      -------
Cash and cash equivalents at end of period ...........................     $ 1,242      $ 3,463
                                                                           =======      =======

NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment leased under capital leases ................................     $   445      $    --
Issuance of warrants to lenders and suppliers (251,500 shares
  in 1999 and 555,000 shares in 2000) ................................         514        1,418
Issuance of common stock to vendors (80,000 shares) ..................          --          150
Debt issue costs deducted from debt proceeds .........................          --          150
Acquisitions of businesses financed by debt and common stock:
    Accounts receivable and other ....................................     $   403      $    --
    Inventories ......................................................       2,275           39
    Property and equipment ...........................................         279          169
    Intangibles ......................................................       5,369          193
                                                                           -------      -------
                                                                             8,326          401
    Less cash paid ...................................................      (3,136)        (117)
                                                                           -------      -------
    Assets acquired ..................................................     $ 5,190      $   284
                                                                           =======      =======

Financed by:
  Debt ...............................................................     $ 3,611      $    --
  Common stock (200,975 shares in 1999 and 54,036 shares in 2000) ....       1,579          284
                                                                           -------      -------
      TOTAL ..........................................................     $ 5,190      $   284
                                                                           =======      =======


                                              See accompanying notes.

                            HORIZON PHARMACIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1

         The unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. ("Horizon" or the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in our Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. Horizon's net revenues, costs and expenses are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months and nine months ended September 30, 1999 and 2000.

NOTE 2

         Weighted average common shares outstanding used in the calculation of basic earnings (loss) per share for the three month and nine month periods ended September 30, 2000 totaled 6,028,774 and 5,954,539, respectively. Weighted average common shares outstanding for the three and nine month periods in 1999 were 5,881,392 and 5,756,407, respectively. Common shares used in the calculation of diluted earnings per share for the three month and nine month periods ended September 30, 2000 totaled 6,028,774 and 5,954,539, respectively. Common shares used for the calculation of fully diluted earnings per share for the three and nine month periods in 1999 were 5,881,392 and 5,888,073, respectively. The differences between weighted average shares outstanding and fully diluted shares outstanding is attributable to dilutive stock options and warrants. Anti-dilutive employee stock options, warrants and convertible debentures excluded amounted to 1,212,567 shares and 825,106 shares for the three months and nine months ended September 30, 1999, respectively, and 2,481,036 shares and 2,222,012 shares for the three months and nine months ended September 30, 2000, respectively.

NOTE 3

         No income taxes are provided due to the existence of net operating loss carry forwards.

NOTE 4

         At September 30, 2000, we operated 47 free-standing retail pharmacies, all of which were acquired from third parties in purchase transactions. Such acquisitions have generally been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. The number of pharmacies acquired during the nine months ended September 30, 1999 and 2000 were five and one, respectively.

         Proforma results of operations data giving effect to the acquisitions completed during the nine month periods ended September 30, 1999 and 2000, as if the transactions had been consummated as of January 1, 1999, were not materially different from historical operating results.

NOTE 5

         The Company has a credit arrangement with its primary supplier which provides for borrowings up to $8,000 under a revolver and $3,000 under a term loan. Availability of the revolver is subject to a borrowing base determined by the supplier and amounted to $7,678 as of September 30, 2000. Borrowings outstanding at September 30, 2000 consist of $7,678 under the revolver and $3,000 under the term loan. The agreement requires the Company to maintain at least a specified amount of net worth and satisfy certain financial ratios.

         At September 30, 2000, the Company had not complied with several covenants of the credit agreement. These covenant violations have not been cured or waived, and the supplier has the right to demand payment of outstanding borrowings. Accordingly, amounts payable under the credit agreement are classified as current in the accompanying September 30, 2000 financial statements. If the violations are not waived or the compliance covenants are not revised, the Company may be required to liquidate additional stores or inventories in order to pay the debt.

NOTE 6

         The Company is dependent on existing credit agreements with lenders, including the largest supplier, and proceeds from potential debt and equity offerings in order to fund its operations and pay its obligations. As of September 30, 2000, the Company has working capital lines of credit with two lenders. These lines of credit are the primary sources of liquidity for the Company. As of September 30, 2000, the credit agreements provided for borrowings up to $17,678 including the Company's $7,000 bank credit facility which was scheduled to expire on September 1, 2000, but which has been extended to November 15, 2000. As of September 30, 2000, the Company had no availability for additional borrowings under the lines and was in default on certain compliance covenants of the lines. Because of these defaults, the Company is also in default of its $2,500 convertible debentures. Accordingly, these debentures are classified as current in the accompanying September 30, 2000 financial statements. As of September 30, accounts payable includes $15,488 to the Company's largest supplier.

         Management's plan for the remainder of 2000 provides for the Company to improve its financial condition and operating results through increased selling prices, a reduction of selling, general and administrative expenses, the reduction of receivables and inventories levels, reduction in store operating hours and labor costs and the sale or closure of underperforming pharmacies (if necessary) and various debt and equity alternatives.

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

NOTE 7

         During the fourth quarter of 1999, the Company identified several underperforming pharmacies with long-lived asset (primarily intangibles) carrying amounts of $1,001 and committed to a plan to sell them. Accordingly, the Company began marketing these pharmacies to potential buyers and sold four of these pharmacies plus two other pharmacies during the nine months ended September 30, 2000. In October 2000, we sold one underperforming pharmacy. The Company estimates the fair value (based primarily on bids received from potential buyers or previous sales proceeds) less costs to sell the pharmacies. During the nine months ended September 30, 2000, the Company revised its estimates of fair values and recorded additional impairment of $29.

         During the nine months ended September 30, 2000, the Company had identified one underperforming pharmacy whose operating results indicated that long-lived assets of this pharmacy might be impaired. The long-lived assets of this pharmacy had combined carrying amounts of $186. As a result of analyses performed, the Company determined that the pharmacy was impaired and recorded a $186 impairment loss. Management's estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of September 30, 2000 are expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future resulting in the need to write-down one or more of the identified assets to fair value.

NOTE 8

         In June 2000, the Company issued a total of 80,000 shares of restricted common stock (valued at $150) to two public relations firms for investor relations and marketing services.

         In August 2000, options for 10,000 shares of common stock were granted to an outside consultant at an option price of $1.69 per share which represented the market value of the Company's common stock at the date of grant. The options are fully vested and expire in August 2010. In October 2000, options for 295,150 shares of common stock were granted to directors and employees at an option price of $1.13 per share which represented the market value of the Company's common stock at the date of grant. The options are fully vested and expire in October 2010.

NOTE 9

         The Company and certain present and former officers or directors were named as defendants in an action that was filed seeking to certify a class of persons who purchased shares of the Company's common stock during the period between August 14, 1998 and March 3, 1999, inclusive, alleging that defendants failed to timely disclose complications with the Company's prescription pricing communications technology. The Company has contingent liabilities for other lawsuits and various other matters with certain vendors occurring in the ordinary course of business.

         Management of the Company believes that the ultimate resolution of these contingencies will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (DOLLARS IN THOUSANDS)

OVERVIEW

         The following discussion and analysis reviews the operating results of Horizon for the three and nine months ended September 30, 2000 and compares those results to the comparable periods of 1999. Certain statements contained in this discussion are not based on historical facts; rather, they are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may differ materially from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, you should not rely on these forward-looking statements.

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

         During the nine months ended September 30, 1999, we acquired five retail pharmacies. During the nine months ended September 30, 2000, we acquired the prescription files and inventory of two pharmacies and consolidated them into existing stores, and we acquired an infusion pharmacy operation in Corpus Christi, Texas. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores during the relevant measuring period. We expect that continuing acquisitions and expansion of our e-commerce activities will be the most significant factors in our growth strategy. However, at September 30, 2000, we had not complied with several covenants of the credit agreements with our primary lender. These covenant violations have not been cured or waived, and the lenders have the right to demand payment of outstanding borrowings. As a result of these covenant violations and the limited availability under the revolver portion of such credit facility, we currently are not able to obtain funds under such credit facility to finance additional acquisitions.

         Currently, our primary source of revenue is the sale of prescription drugs. During the three months ended September 30, 1999 and 2000, sales of prescription drugs generated 77.1% and 79.4%, respectively, of net revenues; during the nine month period ended September 30, 1999 and 2000, sales of prescription drugs generated 76.3% and 77.4%, respectively. We expect our prescription drug business to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products. However, we anticipate that such sales will decrease as a percentage of our overall net revenues and gross margins as we expand our home healthcare and other non-pharmaceutical sales and services which have historically generated higher margins.

         Our net revenues and operating results should be improved during holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and expenses should be highest in the fourth quarter and the first quarter of each year. However, we have been making investments in the future of our e-commerce operations over the past three quarters. Consequently, we experienced losses in the fourth quarter of 1999 and the first, second and third quarters of 2000, which were attributable, in part, to such investments and, in part, to certain underperforming stores. We expect to incur additional losses in the near future while we continue to invest in our e-commerce operations and in the building of an infrastructure necessary for our growth.

         We anticipate entering into strategic alliances with various e-commerce companies, as well as pursuing e-commerce strategies through existing retail centers, such as grocery stores. During the second quarter of 2000, we entered into a Cooperative Marketing Agreement with eGrocery.com, Inc. ("eGrocery.com") pursuant to which eGrocery.com will, among other things, link our Web site to, and display promotional advertisements on, certain Web sites operated and maintained by eGrocery.com. eGrocery.com will also endeavor to generate cooperative advertising dollars for us from general merchandise, trade funds and display allowances at the retail stores we own and manage. We will attempt to enter into additional alliances in 2000 in order to provide us increased visibility in cyberspace and access to high traffic retail centers for electronic kiosks.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain income statement data for the periods indicated:


                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                  -------------          -------------
                                                                1999        2000        1999       2000
                                                               ------      ------      ------     ------

    INCOME STATEMENT DATA
    REVENUES:
       Net Revenues:
       Prescription drugs sales...........................      77.1%        79.4%      76.3%      77.4%
       Other sales and services...........................      22.9%        20.6%      23.7%      22.6%
                                                               -----        -----      -----      -----
          Total net revenues..............................     100.0%       100.0%     100.0%     100.0%

    COSTS AND EXPENSES:
       Cost of sales prescription drugs (1)...............      76.4%        77.8%      74.5%      78.0%
       Cost of sales other (2)............................      59.0%        55.5%      61.6%      62.8%
       Selling, general and administrative expenses (3)...      26.2%        28.1%      26.0%      28.1%
       Depreciation and amortization (3)..................       1.4%         2.2%       1.2%       1.7%
       Interest expense (3) ..............................       1.5%         2.2%       1.4%       2.0%
       Net income (loss) (3)..............................      (1.5%)       (5.8%)       .2%      (6.4%)


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

NET REVENUES

         Our net revenues increased $594, or 1.8%, to $33,324 for the three months ended September 30, 2000, compared to $32,730 for the three months ended September 30, 1999. The increase was attributable to an increase in same store sales although there was a decrease in store operating months from 150 in the third quarter of 1999 to 143 in the third quarter of 2000 as a result of the sale of certain under-performing stores. Our net revenues increased $8,781, or 9.2%, to $104,036 for the nine months ended September 30, 2000, compared to $95,255 for the nine months ended September 30, 1999. The increase was primarily attributable to the increase in store operating months from 442 in the nine months ended September 30, 1999 to 451 for the nine months ended September 30, 2000.

         Sales of prescription drugs increased from 77.1% of total net revenues for the three months ended September 30, 1999 to 79.4% of total net revenues for the three months ended September 30, 2000. Sales of prescription drugs increased from 76.3% of total net revenues for the nine months ended September 30, 1999 to 77.4% of total net revenues for the nine months ended September 30, 2000. We expect our prescription drug business to continue to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products.

         Same store sales increased from $23,313 in the third quarter of 1999 to $24,153 in the third quarter of 2000, an increase of 3.6%. Same store sales for the nine month period increased from $79,754 in 1999 to $83,179 in 2000, an increase of 4.3%.

         The following tables show our prescription drug gross margins and total revenues margins for the three months and nine months ended September 30, 1999 and 2000:


                                          GROSS MARGINS ON         GROSS MARGINS ON
                                       PRESCRIPTION DRUG SALES      TOTAL REVENUES
                                       -----------------------      --------------
                                       AMOUNT       PERCENTAGE   AMOUNT    PERCENTAGE
                                       ------       ----------   ------    ----------

   Three Months Ended September 30,
        2000........................   $  5,879         22.2%    $ 8,937      26.8%
        1999........................   $  5,950         23.6%    $ 9,015      27.5%

   Nine Months Ended September 30,
        2000........................   $ 17,700         22.0%    $26,443      25.4%
        1999........................   $ 18,502         25.5%    $27,181      28.5%


         The decrease in the gross margin on prescription drug sales from 1999 to 2000 was primarily due to a decrease in margin on third party insurance plans and an increase in the percentage of third party prescription drug sales, which have lower margins.

COSTS AND EXPENSES

         Cost of sales increased $672, or 2.8%, from $23,715 in the three months ended September 30, 1999 to $24,387 in the three months ended September 30, 2000. For the nine month period cost of sales increased $9,519, or 14.0%, from $68,074 in 1999 to $77,593 in 2000. This increase is primarily the result of increased sales volume resulting from the increased number of store operating months.

         Our cost of sales as a percentage of total net revenues increased 0.7% from 72.5% in the three months ended September 30, 1999 to 73.2% in the three months ended September 30, 2000. For the nine month period cost of sales as a percentage of revenues increased 3.1% from 71.5% in 1999 to 74.6% in 2000. This increase in total cost of sales is primarily due to an increase in third party prescriptions.

         Selling, general and administrative expenses increased from $8,584 in the three months ended September 30, 1999 to $9,378 in the three months ended September 30, 2000. Such expenses, expressed as a percentage of net revenues, were 26.2% and 28.1% for the three months ended September 30, 1999 and 2000, respectively. For the nine month period selling, general and administrative expenses increased from $24,722 in 1999 to $29,262 in 2000. Such expenses, expressed as a percentage of total net revenue were 26.0% and 28.1% for the nine months ended September 30, 1999 and 2000, respectively. This increase is primarily due to costs associated with the loading of inventory levels and reorder points in the new pharmacy systems (which were installed in the third and fourth quarters of 1999), the additional personnel added to monitor and manage the new pharmacy systems, the start-up costs of HorizonScripts.com and the costs associated with the sale of the six stores. Additionally, a portion of the increase is due to an increased store count and the resulting increased store operating months.

         Depreciation and amortization increased from $469, or 1.4% of total net revenues, for the three months ended September 30, 1999 to $737, or 2.2% of net revenues, for the three months ended September 30, 2000. For the nine month period, depreciation and amortization increased from $1,186, or 1.2% of total net revenues, in 1999 to $1,801 or 1.7% of total net revenues in 2000. These increases were due primarily to our purchase of new stores and the amortization of debt issue costs and other.

         Interest expense was $489 in the third quarter of 1999 compared to $749 during the third quarter of 2000. For the nine month period interest expense was $1,295 in 1999 compared to $2,056 in 2000. The increases in interest expense for the three and nine month periods resulted primarily from the increase in debt associated with our acquisitions and operating losses over the last several quarters.

         Interest and other income was $50 in the third quarter of 1999 compared to $7 in the third quarter of 2000. For the nine month period interest and other income was $170 in 1999 compared to $26 in 2000.

EARNINGS

         We had a net loss of $1,920 for the three months ended September 30, 2000 as compared to a net loss of $477 in the same period of 1999. We had a net loss of $6,650 for the nine month period ended September 30, 2000 as compared to net income of $148 in the same period of 1999. We incurred no income tax expense in either period as a result of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased by $5,130 to $2,317 during the nine months ended September 30, 2000 as compared to $2,813 net cash used in operating activities for the nine months ended September 30, 1999. The primary reasons for the increase in cash provided by operations were the due to an increase in accounts payable and a reduction in inventories which more than offset the net loss.

         Net cash used in investing activities was $1,874 for the nine months ended September 30, 2000 as compared to $4,565 for the comparable period in 1999.

         Net cash provided by financing activities was $1,757 for the nine months ended September 30, 2000 as compared to $2,003 in the nine months ended September 30, 1999.

         Cash and cash equivalents increased $2,200 to $3,463 during the nine months ended September 30, 2000 as compared to $1,263 as of December 31, 1999.

         McKesson HBOC, Inc. ("McKesson") currently provides us with a $10,678 credit facility and provides a guaranty for a $7,000 revolving credit facility from Bank One, Texas, NA ("Bank One") originally due on September 1, 2000, but which has been extended until November 15, 2000. Both the McKesson credit facility and the Bank One revolving credit facility are subject to certain restrictive covenants, including financial ratio requirements, which we must meet to maintain the credit facility and revolving line of credit. At September 30, 2000 we were in default of several of these covenants. These covenant violations have not been cured or waived, and the lenders have the right to demand payment of outstanding borrowings. At November 14, 2000, we had borrowed $10,678 under the McKesson credit facility and $7,000 under the Bank One revolving credit facility. Because of these defaults the Company is also in default of its $2,500 convertible debenture.

         We are currently engaged in discussions with McKesson with respect to, among other things, obtaining waivers from McKesson of the existing covenant violations. We are also engaged in discussions with several potential sources of additional financing to refinance our debt with McKesson and Bank One. We have entered into a letter of agreement dated November 1, 2000 with Congress Financial Corporation ("Congress Financial") to provide us with a secured credit facility of up to $35,000, including a $10,000 acquisition line of credit. We anticipate that the proceeds for such financing, if obtained, will be used to refinance our existing debt, pay certain transaction expenses, fund future acquisitions and provide us with future working capital. The proposed Congress Financial credit facility is subject to certain conditions, including a satisfactory due diligence review, field examinations and credit committee final approval. Accordingly, there can be no assurance that we will consummate the proposed financing transaction with Congress Financial or any other potential financing source. Moreover, there can be no assurance that we will be able to obtain from McKesson or the debenture holders any waivers with regard to our existing covenant violations or further extend our credit facility with Bank One.

         During February 2000, we acquired the prescription files and inventory of one store in Gering, Nebraska and consolidated it with our existing store. On March 31, 2000, we acquired (primarily for stock) the prescription files and inventory of an infusion therapy operation in Corpus Christi, Texas. In September 2000 we acquired the prescription files and inventory of a store in Dodge City, Kansas and consolidated it with our existing store.

         As a result of the net loss we incurred in 1999, we readjusted the formula we use when analyzing possible acquisitions. Until we are able to raise additional capital or secure additional credit lines for acquisitions, we will seek acquisition opportunities that require less cash and rely more on seller financing and the public or private offering of certain equity or long-term debt securities.

         Because of the federal moratorium on home healthcare licenses from September 1997 until January 1998 and the uncertainty of the current regulations, we do not plan to expand our home healthcare operations in 2000. We do expect, however, to offer home medical equipment through stores which have not heretofore offered such equipment.

         Our plan for the remainder of 2000 is to improve our financial condition and operating results through increased retail prices when possible, reduce our selling, general and administrative expenses, reduce receivables, inventories levels, store operating hours and labor costs and to analyze various debt and equity alternatives. If necessary, we will sell or close underperforming pharmacies. In October 2000, we sold one underperforming pharmacy.

         As discussed above, the Company is in default on its working capital lines of credit and its debentures. We believe that in the event the lenders do not waive the defaults and renew or otherwise extend the credit facilities, we will be able to secure replacement financing through a financial institution or supplier at similar terms or otherwise retire the debt with sales proceeds from underperforming stores. In the event such proceeds are not sufficient or that alternative financing is not arranged, we will sell the assets of certain performing stores (for which we have previously received unsolicited purchase inquiries) to provide the additional funds to retire the debt. The sale of such additional stores would reduce future revenues, and could have a material adverse effect on the financial position and results of operations of the Company.

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

         As discussed above, we are in default on our working lines of credit and our debentures. We are currently actively pursuing financing from other potential sources to refinance our existing lines of credit as well as engaging in discussions with our lenders to waive the existing covenant violations and/or extend our lines of credit. There can be no assurance that we will be successful in either refinancing our existing debt or obtaining satisfactory waivers or extensions from our lenders.

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

         EXPANSION

         Our future expansion will require us to implement and integrate enhanced operational and financial systems, and additional management, operational and financial resources. Our inability to implement and integrate these systems and/or add these resources could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to manage our future expanding operations effectively or maintain or accelerate our growth. Although we experienced growth in net revenues in 1999 and 2000, we sustained a substantial losses (as a result of the decline in gross margins related to price conversion difficulties encountered during the pharmacy computer system conversions, the expenses associated with such conversions, the installation of the home office computer system, the installation of the frame relay telecommunication network, and the start-up expenses associated with new pharmacy Web site, HorizonScripts.com).

We cannot assure you that we will not experience similar problems to those encountered in 1999 and 2000 related to expansion or that we will be able to maintain or increase net revenues.

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

         GEOGRAPHIC CONCENTRATION

         Currently, 16 and 7 of our 47 retail pharmacies are located in Texas and New Mexico, respectively, and we plan to acquire other retail pharmacies located in such states. Consequently, our results of operations and financial condition are dependent upon general trends in the Texas and New Mexico economies and any significant healthcare legislative proposals enacted in those states.

         NEED FOR ADDITIONAL CAPITAL

         We believe that a planned reduction in our inventory and accounts receivable levels, the sale of certain underperforming stores and the refinancing or extension of our existing credit facilities will be adequate to satisfy our working capital requirements for the next twelve months, although circumstances, including the acquisition of additional stores and certain alliances and/or joint ventures in e-commerce, will require that we obtain additional equity and/or long or short-term financing to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

         RELIANCE ON SINGLE SUPPLIER

         We currently purchase approximately 80% of our inventory from McKesson, which also provides us with point-of-sale equipment, order-entry machines, shelf labels and other supplies. We believe that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although we believe we could obtain our inventory through another distributor at competitive prices and upon competitive payment terms if our relationship with McKesson were terminated, there can be no assurance that the termination of such relationship would not adversely affect our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding lines of credit. The aggregate balance outstanding under the lines of credit was $17,678 at September 30, 2000. The impact on our results of operations of a one-point interest rate change on balances outstanding under the line of credit would be immaterial. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

                           PART II. OTHER INFORMATION.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits


                 EXHIBIT NO.                         NAME OF EXHIBIT
                 -----------                         ---------------
                    27.1              Financial Data Schedule (filed electronically herewith)



         (b)      Reports on Form 8-K
                           None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HORIZON Pharmacies, Inc.,
                                             a Delaware corporation


Date:    November 14, 2000                   /S/Ricky D. McCord
                                             ----------------------------------
                                             Ricky D. McCord
                                             President, Chief Executive Officer


Date:    November 14, 2000                   /S/John N. Stogner
                                             ----------------------------------
                                             John N. Stogner
                                             Chief Financial Officer

                                  EXHIBIT LIST


         EXHIBIT NO.                    NAME OF EXHIBIT
         -----------                    ---------------
           27.1          Financial Data Schedule (filed electronically herewith)
