Form 10-K
period 2000-12-31
HORIZON PHARMACIES INC
filed 2001-04-17
CIK 1036260

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________
                                   Form 10-K

           (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the  year ended December 31, 2000
                                     OR
           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from __________ to _________

                        Commission File Number 0-22403
                           _________________________
                           HORIZON Pharmacies, Inc.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                       75-2441557
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

             531 W. Main
            Denison, Texas                                      75020
(Address of principal executive offices)                     (Zip Code)

              Registrant's telephone number,including area code:

                                (903) 465-2397

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     There were 6,215,851 shares of HORIZON Pharmacies, Inc. common stock, par value $.01 per share, outstanding as of April 12, 2001. The aggregate market value of such common stock held by non-affiliates (based on the closing transaction price on the American Stock Exchange on April 12, 2001) was approximately $4,570,154.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


     Title of Each Class      Number of Shares Outstanding at April 12, 2001
     -------------------      ----------------------------------------------
Common Stock, $0.01 Par Value                        6,215,851

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

   Portions of the HORIZON Pharmacies, Inc. definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                            HORIZON PHARMACIES, INC.
                               TABLE OF CONTENTS

Form 10-K Item                                                         Page
--------------                                                         ----

Part I.

      Item 1.     Business...............................................1

      Item 2.     Properties.............................................8

      Item 3.     Legal Proceedings......................................8

      Item 4.     Submission of Matters to a Vote of Security Holders....9

 Part II.

      Item 5.     Market for Registrant's Common Equity and Related
                    Stockholder Matters..................................9

      Item 6.     Selected Financial Data...............................10

      Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................11

      Item 7A.    Quantitative and Qualitative Disclosures About
                    Market Risk.........................................20

      Item 8.     Financial Statements and Supplementary Data...........20

      Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................21

 Part III.

      Item 10.    Directors and Executive Officers of the Registrant....21

      Item 11.    Executive Compensation................................21

      Item 12.    Security Ownership of Certain Beneficial Owners
                    and Management......................................21

      Item 13.    Certain Relationships and Related Transactions........21

 Part IV.

      Item 14.    Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.........................................21

                  Signatures............................................30

                                    Part I

Item 1.    Business
           --------

a)  GENERAL DEVELOPMENT OF BUSINESS.

    HORIZON Pharmacies, Inc. ("HORIZON" or the "Company") is a Delaware corporation which owns and operates a chain of retail pharmacies and related businesses located principally in the south central United States. HORIZON's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing, full-line retail pharmacies and related businesses. In 2000, we acquired the prescription files and inventory of two pharmacies and consolidated them into existing stores, and we acquired an infusion pharmacy operation in Corpus Christi, Texas, at a total cost of $401,000. At December 31, 2000, we owned 45 pharmacies and related businesses.

     In addition to our retail pharmacy business, we sell and lease home medical equipment and offer home healthcare services through our wholly-owned subsidiary, HORIZON Home Care, Inc. ("HORIZON Home Care"). Additionally, in 1999, we made a strategic decision to enter the mail order pharmacy and e-commerce pharmacy business. In June 1999, we purchased a combination retail, mail order and Internet pharmacy operation, and in the fourth quarter of 1999, we started a new Internet pharmacy operation, HORIZONScripts.com, Inc. through which we operate our mail order and Internet pharmacy operations and our internal technology applications.

     In April 2000, we entered into a Cooperative Marketing Agreement with eGrocery.com Inc. whereby eGrocery.com will, among other things, link our Web site to, and display promotional advertisements on, certain Web sites operated and maintained by eGrocery.com. We will continue to evaluate other e-commerce strategic relationships and joint ventures during 2001 to increase our Internet business and presence.

     Currently, the primary source of our total net revenue is the sale of prescription drugs. Prescription drugs sales were 77.5% of total net revenues for 2000, compared to 75.7% of total net revenues for 1999, and 73.9% for 1998. We expect prescription drugs sales to continue to increase as we expand into new markets such as e-commerce, increase our penetration in existing markets and benefit from both the demographic trend toward an aging population and the continued development of new pharmaceutical products.

     As of December 31, 2000, we had four freestanding home medical equipment stores and three pharmacies offering intravenous infusion services and home oxygen therapy. We also operate two "institutional" pharmacies which are located inside other facilities.

     As of December 31, 2000, we were in default of several covenants of our credit agreement with McKesson HBOC, Inc. ("McKesson") and our promissory note with Bank One, N.A. ("Bank One") had matured. These covenant violations have not been cured or waived and McKesson has the right to demand payment of outstanding borrowings. Accordingly, $10,562,000 due under the credit agreement as of December 31, 2000 is classified as current in the accompanying financial statements. Also payable to McKesson, is a $7,000,000 demand note previously payable to Bank One that was acquired in February 2001 by McKesson, accounts payable of $14,067,000 and accrued interest of $1,700,000. If the violations are not waived or the compliance covenants revised or the credit agreement restructured, we may be required to sell pharmacies or inventories in order to pay debts. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the Company's vendors and suppliers, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing, and continue to obtain supplies and services from its vendors. As a result of such default and the losses incurred in 1998, 1999 and 2000, our independent auditors have included an uncertainty paragraph in their report with respect to the consolidated financial statements of the Company related to the Company's ability to continue as a going concern.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Our primary business is the operation of retail pharmacies.

     (c) NARRATIVE DESCRIPTION OF BUSINESS.

         (i) PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED.

     PRESCRIPTIONS. Our primary focus is the sale of prescription drugs through our retail outlets and through our mail order and Internet pharmacy operations which we acquired in June 1999. During 2000, we filled approximately 2,675,000 prescriptions, and sales of prescription drugs generated 77.5% of our total net revenues. We believe the trend toward an older population and the development of new prescription drugs and drug therapies will increase the demand for prescription drugs. In addition, the FDA is approving an increasing number of prescription products for sale over-the-counter which have historically shown significantly increased sales.

     NONPHARMACEUTICAL MERCHANDISE. In addition to prescription drugs, we sell a wide variety of gifts, over-the-counter drugs, home medical equipment, health and beauty care products, greeting cards, gifts and numerous other products. Our stores also offer an assortment of convenience products including candy, food, liquor, tobacco products, books and magazines, household products, seasonal merchandise, school supplies and toys. Certain stores also offer floral arrangements, veterinary supplies, camera and photo accessories, photo processing, sporting goods, small electronics, batteries and audio and video tapes.

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

    The contributions of various product classes to total net revenues for each of the last three years are as follows:

                                                      PERCENTAGE
-----------------------------------------------------------------------------
                                        1998             1999       2000
-----------------------------------------------------------------------------
PRODUCT CLASS
-----------------------------------------------------------------------------
Prescription Drugs                     73.92%           75.66%     77.53%
-----------------------------------------------------------------------------
Health and Beauty Aids                 10.23%            8.71%      6.53%
-----------------------------------------------------------------------------
Cards, Gifts & Jewelry                  3.92%            4.07%      3.21%
-----------------------------------------------------------------------------
Home Medical Equipment                  3.84%            4.13%      6.00%
-----------------------------------------------------------------------------
Home Health Care Services               2.42%            0.98%      1.24%
-----------------------------------------------------------------------------
Liquor & Tobacco                        0.85%            1.43%      1.21%
-----------------------------------------------------------------------------
Restaurant, Candy, Beverages            1.56%            1.31%      1.08%
-----------------------------------------------------------------------------
Photo                                   0.61%            0.46%      0.40%
-----------------------------------------------------------------------------
School Supplies & Toys                  1.00%            0.38%      0.26%
-----------------------------------------------------------------------------
Seasonal & Promotional                  1.65%            2.87%      2.54%
-----------------------------------------------------------------------------
Total Net Revenues                     100.0%           100.0%     100.0%
-----------------------------------------------------------------------------

    EXPANSION. Subject to the availability of new financing, we intend to continue to expand by acquiring small retail pharmacy chains, independent retail pharmacies and other related businesses primarily located in communities having populations of fewer than 50,000 persons. Additionally, we intend to expand our mail order and Internet pharmacy operations through strategic relationships, co-marketing arrangements and joint ventures. With respect to our mail order and Internet pharmacy operations, our goal is to continue to search for strategic alliances that will enable us to increase both our customer and prescription base.

    (ii)  STATUS OF PRODUCT OR SEGMENT.

    Not applicable.

    (iii)  SOURCES AND AVAILABILITY OF RAW MATERIALS.

    In 2000, we centralized the procurement of most of our inventory by purchasing from McKesson and a limited number of other vendors, enabling us to benefit from promotional programs and volume discounts offered by such companies. During 2000, McKesson supplied approximately 90% of our inventory purchases. In February 2001, we ceased purchasing from McKesson and began to purchase the majority of our inventory from AmeriSource Corporation ("AmeriSource"). In April 2001, we entered into a long term supply agreement with AmeriSource pursuant to which AmeriSource will be our primary supplier with respect to all pharmaceuticals, including generics, home healthcare, over-the-counter and private label products.

     (iv)    PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD.

     We market products under various trademarks and trade names and hold assorted business licenses (pharmacy, occupational, liquor, etc.) having various lives, which are necessary for the normal operation of business. We also own franchises for the sale of hardware and electronics in two of our stores.

     We do not consider any patent, trademark, license, franchise or concession to be of material importance to our business other than the trade names HORIZON Pharmacies, HORIZONRx.com, HORIZONScripts.com and HORIZON Home Care and any other trade names under which we operate. In 1999, we filed applications for Federal trademark protection of HORIZONScripts and HORIZONScripts.com, which applications are currently pending. Additionally, we filed and received trademark protection for the name HORIZON and such trade names in the State of Texas, and we plan to file for protection in all states in which we operate.

     (v)     SEASONAL VARIATIONS IN BUSINESS.

     Our revenues and gross profits customarily are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and gross profits should be higher in the first and fourth quarter of each year.

     (vi)    WORKING CAPITAL PRACTICES.

     During 2000, we financed acquisitions totaling $401,000 by using cash and the issuance of common stock.

     Some retail pharmacy product sales are made for cash. However, a growing percentage of our prescription drug volume consists of sales to customers covered by third-party payment programs. Third-party reimbursements accounted for approximately 79.0% of our prescription drug sales in 2000, 79.7% in 1999, and 76.9% in 1998, and we expect this trend to continue. Although contracts with third-party payors may increase the amounts of prescription drug sales and prescription drugs gross profits, third-party payors typically negotiate lower prescription prices than those of non-third-party payors. Accordingly, gross profit margins on sales of prescription drugs have been decreasing, a trend which we expect to continue.

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

     (xiii)  NUMBER OF EMPLOYEES.

     At December 31, 2000, we employed 903 persons, about 250 of whom are part-time employees working less than 30 hours a week.

     (xiv)   STORE LOCATIONS.

     The following table summarizes the number, location and year of acquisition for each of our pharmacies, home medical equipment operations and our wholesale operation through April 13, 2001.

 STORE                       LOCATION                  YEAR ACQUIRED
   NO.
---------------------------------------------------------------------------
 1              Winnsboro, TX (1)                   1994
---------------------------------------------------------------------------
 2              Princeton, TX (1)                   1994
---------------------------------------------------------------------------
 3              Cuero, TX (1)                       1994
---------------------------------------------------------------------------
 4              Bonham, TX (1)                      1995
---------------------------------------------------------------------------
 5              Uvalde, TX (1)(8)                   1995
---------------------------------------------------------------------------

---------------------------------------------------------------------------
 6              Cleburne, TX (3) (8)                1995
---------------------------------------------------------------------------
 7              McLoud, OK (1)(8)                   1995
---------------------------------------------------------------------------
 8              Farmington, NM (1) (2) (3)          1996
---------------------------------------------------------------------------
 9              Tomah, WI (1)                       1996
---------------------------------------------------------------------------
10              Marion, VA (1)                      1996
---------------------------------------------------------------------------
11              Covington, VA (1)                   1996
---------------------------------------------------------------------------
12              Mineola, TX (1)                     1997
---------------------------------------------------------------------------
13              Mt. Vernon, TX (1)                  1997
---------------------------------------------------------------------------
14              McKinney, TX (1) (2)                1997
---------------------------------------------------------------------------
15              Moriarity, NM (1)                   1997
---------------------------------------------------------------------------
16              Butte, MN (1)                       1997
---------------------------------------------------------------------------
17              Mesquite, TX (1)                    1997
---------------------------------------------------------------------------
18              Gering, NE (1)                      1997
---------------------------------------------------------------------------
19              Trinidad, CO (1)                    1997
---------------------------------------------------------------------------
20              Canon City, CO (1)                  1997
---------------------------------------------------------------------------
21              Raton, NM (1)                       1997
---------------------------------------------------------------------------
22              Lockhart, TX (1)(8)                 1997
---------------------------------------------------------------------------
                Cleburne, TX (2)                    1997
---------------------------------------------------------------------------
23              Dallas, TX (1)                      1997
---------------------------------------------------------------------------
24              Brookfield, MO (1)                  1997
---------------------------------------------------------------------------
25              Floresville, TX (1)                 1998
---------------------------------------------------------------------------
26              Highland Ranch, CO (1) (3) (4)(8)   1998
---------------------------------------------------------------------------
20b             Canon City, CO (1) (2) (5)          1998
---------------------------------------------------------------------------
27              Steelville, MO (1)                  1998
---------------------------------------------------------------------------
28              Ennis, TX (1)                       1998
---------------------------------------------------------------------------
29              Belen, NM (1)                       1998
---------------------------------------------------------------------------
30              St. John, AZ (1)                    1998
---------------------------------------------------------------------------
31              Peralta, NM (1) (2)                 1998
---------------------------------------------------------------------------
32              Las Vegas, NM (1) (2)               1998
---------------------------------------------------------------------------
32-b            Espanola, NM (2)                    1998
---------------------------------------------------------------------------
33              Rosemount, MN (1)                   1998
---------------------------------------------------------------------------
34              Kansas City, MO (1)(8)              1998
---------------------------------------------------------------------------
35              Houston, TX (1)                     1998
---------------------------------------------------------------------------
36              Houston, TX (1)(8)                  1998
---------------------------------------------------------------------------
37              Houston, TX (1)                     1998
---------------------------------------------------------------------------
38              Blair, NE (1) (2)                   1998
---------------------------------------------------------------------------
39              Douglas, WY (1)                     1998
---------------------------------------------------------------------------
40              Borger, TX (1) (2)                  1998
---------------------------------------------------------------------------
41              Naperville, IL (1)                  1998
---------------------------------------------------------------------------
42              Santa Fe, NM (1) (2)                1998
---------------------------------------------------------------------------
43              Denison, TX (1)                     1998
---------------------------------------------------------------------------
44              Yorkville, IL (1)                   1998
---------------------------------------------------------------------------
45              Sandwich, IL (1)                    1998
---------------------------------------------------------------------------
46              Pinetop, AZ (1)                     1999
---------------------------------------------------------------------------
47              Warsaw, IN (1) (2)                  1999
---------------------------------------------------------------------------

---------------------------------------------------------------------------
48              Dodge City, KS (1)                  1999
---------------------------------------------------------------------------
49              Columbia Heights, MN (1)            1999
---------------------------------------------------------------------------
50              Canton, OH (1) (6)                  1999
---------------------------------------------------------------------------
51              Spokane, WA (1) (2)                 1999
---------------------------------------------------------------------------
52              Deer Park, WA (1) (2)               1999
---------------------------------------------------------------------------
53-01           Portland, TX (9)                    2000
---------------------------------------------------------------------------
943             Denison, TX (2)                     1999
                Denison, TX (6)                     1999
---------------------------------------------------------------------------
                Columbia Heights, MN (7)            1999
---------------------------------------------------------------------------
                Naperville, IL (7)                  1999
---------------------------------------------------------------------------
                Minneola, TX (7)                    1999
---------------------------------------------------------------------------
                Houston, TX (7)                     1999
---------------------------------------------------------------------------
                Gering, NB (7)                      2000
---------------------------------------------------------------------------
                Mesquite, TX (7)                    2000
---------------------------------------------------------------------------
---------------------------------------------------------------------------

(1)  Free-standing pharmacy.

(2)  Home medical equipment offered.

(3)  Closed-door institutional pharmacy.

(4)  Wholesale operation.

(5) We also purchased the pharmacy files, inventory and equipment of two other pharmacies located in Canon City, Colorado which we consolidated into this pharmacy.

(6)  Mail order and Internet pharmacy operation.

(7) We also purchased the pharmacy files, inventory and equipment of other pharmacies located in these cities and consolidated them into our existing pharmacy operations.

(8)  Store sold in 2000.

(9)  Infusion Pharmacy and Home Medical Equipment operation.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     Not applicable.

     FORWARD-LOOKING STATEMENTS. Certain information contained herein, as well as in other public filings, press releases, our Web site and oral statements made by our representatives, is forward-looking information based on current expectations and plans that involve risks and uncertainties. Forward-looking information includes statements concerning pharmacy sales trends, mail order and Internet operations, prescription margins, number of new store openings, acquisitions of additional pharmacy operations and the level of capital expenditures, as well as those that include or are preceded by the words "expects," "estimates," "believes" or similar language. For such statements, we claim the protection of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     The following factors, in addition to those discussed elsewhere herein for the year ended December 31, 2000, could cause results to differ materially from management expectations as projected in such forward-looking statements: changes in economic conditions generally or in the markets served by HORIZON; consumer preferences and spending patterns; competition from other retail pharmacy chains, supermarkets, other retailers and mail order or Internet companies; changes in state or federal legislation or regulations; the efforts of third-party payors to reduce prescription drug costs; the success of planned advertising and merchandising strategies; our ability to continue to purchase inventory on favorable terms; the availability and cost of real estate and construction; accounting policies and practices; our ability to hire and retain pharmacists and other store and management personnel; our relationships with our suppliers; our ability to successfully implement new computer systems, Internet applications and other technology; and adverse determinations with respect to litigation or other claims. We assume no obligation to update our forward-looking statements to reflect subsequent events or circumstances.

Item 2.    Properties
           ----------

     Our principal offices are currently located at 531 W. Main, Denison, Texas, 75020, where we own a 15,000 square foot building. We also own the pharmacies located in Mt. Vernon and Mineola, Texas, and the furniture and fixtures in each of our stores. Substantially all of our retail stores operate under noncancellable leases, all of which expire within the next eight years. In the normal course of business, however, we expect these leases will be renewed or replaced by leases on other properties. No single lease is material to our operations.

Item 3.    Legal Proceedings
           -----------------

     From time to time, we may be involved in litigation relating to claims arising out of our normal business operations. No material legal proceedings were pending against HORIZON, any of its subsidiaries or any of their properties as of December 31, 2000, except for the following matters.

     The Company and certain present and former officers or directors are named as defendants in an action styled FRANK GABLE, ET AL. v. HORIZON PHARMACIES, INC., ET AL., No. 3-99CV-1244-L, United States District Court for the Northern District of Texas, Dallas Division that was filed on May 28, 1999. Plaintiffs seek to certify a class of persons who purchased shares of the Company's common stock during the period between August 14, 1998 and March 3, 1999, inclusive, alleging that defendants failed to timely disclose complications with the Company's prescription pricing communications technology. Plaintiffs seek unspecified compensatory and/or rescissionary damages. Defendants are vigorously defending against this action.

     The Company, a former employee and the former owner of the HORIZON pharmacy located in Moriarity, New Mexico are named as defendants in an action styled WILLIAM BASS, ET. AL., v. HORIZON PHARMACIES, INC., SUN COUNTRY DRUG, INC., AND DALE L. KEMPER, Cause No. CV-2000-10528, 2nd Judicial District for Bernalillo County, New Mexico that was filed on October 30, 2000. The plaintiffs allege injuries as a result of an incorrectly filled prescription. The case is currently in the initial phase of discovery. The Company's insurer intends to vigorously defend against this action.

     The Company, certain present and former employees of the Company and the administrator of the Company's health care benefit plan are named as defendants in an action styled DAVID L. MILLER AND JOAN MILLER V. ROGER HOLMES, MIKA ENGLISH, HORIZON PHARMACY AND D & T CONSULTING, INC., Case No. 4:01CV33, United States District Court for the Eastern District of Texas, Sherman Division, filed on January 9, 2001. The plaintiffs allege defendants failed to provide plaintiffs with health insurance benefits and violated the Texas Labor Code by discriminating against a former HORIZON employee on the basis of sex. The court is currently reviewing pre-discovery matters. The Company intends to vigorously defend this action.

     On April 9, 2001, the Company filed suit against McKesson and affiliated companies in an action styled HORIZON PHARMACIES, INC. V. MCKESSON HBOC, INC. CALIFORNIA GOLDEN STATE; MCKESSON PHARMACY SYSTEMS, MCKESSON HBOC PHARMACY SYSTEMS; MCKESSON MED/MANAGEMENT; MCKESSON DRUG COMPANY; AND MCKESSON PAY SYSTEMS, Cause No. 01-0617, in the 336th District Court of Grayson County, Texas. The suit alleges, inter alia, that McKesson has breached its contracts with the Company, restricted competition, and exploited its control as the Company's strategic partner, lender, wholesale distributor/supply manager, and provider of information technology. Additionally, there are specific claims arising under the Texas Deceptive Trade Practices Act and other lender liability claims. The Company intends to vigorously pursue its claims against McKesson.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

                                    Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

     MARKET INFORMATION. HORIZON's common stock trades on the American Stock Exchange under the symbol "HZP." The following table shows the high and low closing sales prices per share for the common stock from January 1, 1999 through December 31, 2000.

Period                                          Per Share Price
------                                          ---------------
                                                 HIGH      LOW

1999
  First Quarter...........................     $11.8750  $5.0000
  Second Quarter..........................     $ 7.5625  $4.7500
  Third Quarter...........................     $ 5.6250  $3.0000
  Fourth Quarter..........................     $ 3.8750  $2.3125

2000
  First Quarter...........................     $ 7.3750  $2.2500
  Second Quarter..........................     $ 6.3750  $2.5000
  Third Quarter...........................     $ 3.4375  $1.0000
  Fourth Quarter..........................     $ 2.8750  $0.7500

     STOCKHOLDERS. As of April 12, 2001, there were 108 holders of record of the common stock according to the records maintained by our transfer agent. As of April 12, 2001, we had approximately 2,400 stockholders, including beneficial owners holding shares in street or nominee names.

     DIVIDENDS. We did not pay any dividends on the common stock during our two most recent years and we do not intend to pay any dividends in the foreseeable future. Furthermore, we cannot declare or pay any dividends without McKesson's prior written consent until we fulfill all of our obligations and payments under our credit agreement with McKesson.

     RECENT SALES OF UNREGISTERED SECURITIES. Since the filing of our last Quarterly Report on Form 10-Q on November 14, 2000, we issued 75,000 unregistered shares of common stock in connection with a consulting agreement related to listing the Company's common stock on the Frankfurt Stock Exchange. All such shares were deemed exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data
         -----------------------

                            SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)

                            YEAR ENDED DECEMBER 31,

                             1996       1997        1998         1999          2000
-------------------------------------------------------------------------------------
Income Statement Data:
-------------------------------------------------------------------------------------
Total net revenues         $13,136    $28,429     $ 74,737     $131,756     $ 136,294
-------------------------------------------------------------------------------------
Gross profit                 4,194      9,297       20,226       34,838        33,015
-------------------------------------------------------------------------------------
Provision for impairment        --         --           --        3,198           676
-------------------------------------------------------------------------------------
Income (loss) from             551      1,025       (1,933)      (5,848)      (10,333)
 operations
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Interest expense           $   253    $   299      $   803     $  1,898     $   4,636
-------------------------------------------------------------------------------------
Income (loss) before           302        807       (2,539)      (7,548)      (14,936)
 income taxes
-------------------------------------------------------------------------------------
Provision (credit) for         106        480         (360)          --           --
 income taxes(1)
-------------------------------------------------------------------------------------
Net income (loss)          $   196    $   327      ($2,179)     ($7,548)     ($14,936)
-------------------------------------------------------------------------------------
Basic earnings (loss) per  $   .13    $   .12        ($.43)      ($1.30)       ($2.49)
 share
-------------------------------------------------------------------------------------
Diluted earnings (loss)        .13        .11         (.43)       (1.30)        (2.49)
 per share
-------------------------------------------------------------------------------------
Cash distributions per         .19        .17           --           --           --
 share (2)
-------------------------------------------------------------------------------------
Balance Sheet Data (at
 December 31):
-------------------------------------------------------------------------------------
Working capital (deficit)  $ 1,563    $11,287     $ 20,438     $ 14,571      ($10,703)
-------------------------------------------------------------------------------------
Total assets                 6,589     20,654       46,647       59,831        53,908
-------------------------------------------------------------------------------------
Long-term obligations        1,467      3,531       13,512       20,935         9,849
-------------------------------------------------------------------------------------
Total liabilities            4,839      8,815       26,219       44,581        52,076
-------------------------------------------------------------------------------------
Stockholders' equity       $ 1,750    $11,839     $ 20,428     $ 15,250     $   1,832
-------------------------------------------------------------------------------------
Number of stores at end         11         24           45           52            45
 of year
-------------------------------------------------------------------------------------
Operating Store Months         101        193          415          596           580
-------------------------------------------------------------------------------------


(1) Pro forma income taxes were $106 in 1996 and $120 in 1997.

(2) Cash distributions were paid to stockholders during periods of S corporation status. No distributions or dividends have been made since the initial public offering in July 1997.


Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

     In 1999, we made a strategic decision to enter the mail order and e-commerce pharmacy business. In June 1999, we purchased a combination retail, mail order and Internet pharmacy operation, and in the fourth quarter, we started a new Internet pharmacy operation, HORIZONScripts.com, which provides customers online access to thousands of prescription and non-prescription items at competitive prices. We believe this Internet pharmacy will enhance our traditional "brick and mortar" operations, and that the "brick and click" strategy will offer our customers and potential customers convenient sources for the health care needs. By expanding our presence through e-commerce, we believe we will expand our name recognition and revenue base, while also cementing our relationship with our existing customers.

     In 1998, 1999 and 2000 we acquired 21, 7 and 0 retail pharmacies and 0, 2 and 1 related businesses, respectively. During 2000, we acquired the prescription files and inventory of two pharmacies and consolidated them into existing stores, and we acquired an infusion pharmacy operation in Corpus Christi, Texas. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores counted during the relevant measuring period. We expect that continuing acquisitions and expansion of our e-commerce activities will be the most significant factors in our growth strategy. However, at December 31, 2000, we had not complied with several covenants of the credit agreement with McKesson. These covenant violations have not been cured or waived, and McKesson has the right to demand payment of outstanding borrowings. As a result of these covenant violations and no availability under the revolver portion of such credit facility, we currently are not able to obtain funds under such credit facility to finance additional acquisitions.

     Currently, our primary source of revenue is the sale of prescription drugs. During 1998, sales of prescription drugs generated 73.9% of our total net revenues; during 1999, such sales generated 75.7% of total net revenues, and during 2000, such sales generated 77.5% of total net revenues. We expect our prescription drug business to continue to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products.

     Our revenues and gross profits customarily are higher during peak holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring. Accordingly, revenues and gross profits should be highest in the first and fourth quarters of each year. However, we have been making investments in the future of our e-commerce operations throughout 2000. Consequently, we experienced losses in all quarters of 2000, which were attributable, in part, to such investments and, in part, to certain underperforming stores. We expect to incur additional losses in the near future while we continue to invest in our e-commerce operations and in the building of an infrastructure necessary for our growth.

     RESULTS OF OPERATIONS. The following table sets forth the percentage relationship of certain income statement data for each of the last three years:

                            YEAR ENDED DECEMBER 31,

                                                         1998               1999               2000
-------------------------------------------------------------------------------------------------------------
Prescription drugs sales                                 73.9%              75.7%              77.5%
-------------------------------------------------------------------------------------------------------------
Other sales and services                                 26.1%              24.3%              22.5%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Total net revenues                                      100.0%             100.0%             100.0%
-------------------------------------------------------------------------------------------------------------
Costs and Expenses: Cost of                              77.6%              76.6%              79.9%
 sales--prescription drugs(1)
-------------------------------------------------------------------------------------------------------------
Cost of sales--other(2)                                  59.8%              64.2%              61.5%
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization(3)                          1.2%               1.3%               2.1%
-------------------------------------------------------------------------------------------------------------
Provision for impairment(3)                                --%               2.4%               0.5%
-------------------------------------------------------------------------------------------------------------
Selling, general and administrative                      28.5%              27.2%              29.3%
 expenses(3)
-------------------------------------------------------------------------------------------------------------
Interest expense(3)                                       1.1%               1.4%               3.4%
-------------------------------------------------------------------------------------------------------------
Net loss (3)                                             (2.9%)             (5.7%)           (10.96%)
-------------------------------------------------------------------------------------------------------------

(1) As a percentage of prescription drugs sales.

(2) As a percentage of other sales and services.

(3) As a percentage of total net revenues.

     NET REVENUES. Our total net revenues increased $4,538,000 or 3.4%, to $136,294,000 in 2000 compared to $131,756,000 in 1999, which increased
$57,019,000 or 76.3% compared to $74,737,000 in 1998.  The increases were attributable primarily to the increase in store operating months from 415 in 1998 to 596 in 1999, and in 2000 the increase was due to an increase in pharmaceutical sales since total store operating months declined to 580 as a result of the sale of several stores in 2000.

     Prescription drug sales increased by $5,978,000, or 6.0%, to $105,666,000 in 2000, compared to $99,688,000 for 1999, which increased $44,440,000 or 80.4%
compared to $55,248,000 for 1998. Third-party reimbursed sales accounted for approximately 79.0% of our total prescription drugs sales in 2000, as compared to 79.7% in 1999 and 76.9% in 1998. Higher third party reimbursement sales have typically resulted in a decrease in gross margins due to the lower prices negotiated by third-party payors. In 1998, the gross margin on prescription drug sales was down significantly due to unanticipated problems with our communications technology which prevented us from receiving daily updates of average wholesale pharmaceutical prices. In 1999, the gross margin on prescription drug sales was slightly improved over 1998. However, 1999 gross margins on prescription drug sales remained low due to price conversion difficulties encountered in the fourth quarter during our conversion to a new pharmacy computer system and to install a system with a home office function enabling centralized control on a daily basis for prescription pricing and margins.

      The following tables show our prescription drug gross margins and total revenues margins for 1998, 1999 and 2000:

                     GROSS MARGINS ON                    GROSS MARGINS ON
                     PRESCRIPTION DRUG                    TOTAL REVENUES
                          SALES
                     ---------------                                  ----------
YEAR                     AMOUNT            PERCENTAGE    AMOUNT       PERCENTAGE
------                   ------            ------       ------             -----
2000.................  $21,233,000            20.1      $33,015,000        24.2
1999.................  $23,347,000            23.4      $34,838,000        26.4
1998.................  $12,398,000            22.4      $20,226,000        27.1

     Sales of prescription drugs increased from 73.9% of total revenues for 1998 to 75.7% of total revenues for 1999, to 77.5% of total revenues for 2000. There was an increase in prescription drug sales in 1999 as compared to 1998 due to the acquisition of the mail order and Internet pharmacy in 1999. The increase in 2000 was the result of an increase in the number of prescriptions and the cost of those prescriptions in 2000.

     Same store sales increased from $120,818,000 in 1999 to $124,928,000 in 2000, an increase of 3.4%, as compared to an increase from $74,186,000 in 1998 to $79,631,000 in 1999, an increase of 7.3%. These increases are primarily the result of increased prescription drug sales due to increases in the number of prescriptions and the price of these prescriptions. We currently have non-compete agreements with the previous owners of all of the stores we have acquired except for the Marion and Covington, Virginia stores, which were acquired from the Federal Trade Commission, and three stores located in Mineola, Mt. Vernon and McKinney, Texas, which we acquired from True Quality Pharmacies, Inc.

     COSTS AND EXPENSES. Cost of sales increased $6,361,000, or 6.6%, to $103,279,000 in 2000, as compared to $96,918,000 in 1999 which increased
$42,407,000 or 77.8% compared to $54,511,000 in 1998. The increase in 1999 is primarily the result of increased sales volume due to the increased number of store operating months. Total cost of sales as a percentage of total revenues was 72.9% in 1998, 73.6% in 1999 and 75.8% in 2000. In 1998, the increase in cost of sales was caused by unexpected communications technology problems in receiving updated pricing information from our primary supplier during the last quarter of 1998. As a result of the problems, our prescription prices to third-party and cash customers were not increased when our cost of those prescription products increased. The problem was identified in February of 1999 and corrected in March of 1999 by switching to another provider for updated pricing information. As a result, our gross margin on prescription drug sales declined from 28.8% in 1997 to 22.4% in 1998, with a significant portion of the decline attributable to the failure to receive updated pricing and the balance due to an increase in prescriptions reimbursed through third-party providers. In 1999, we recovered a portion of the decline in gross margin that occurred in 1998; however, a further recovery was deterred during the conversion of pharmacy computer systems in the fourth quarter of 1999 to install a system with a home office function enabling centralized control on a daily basis of prescription pricing and margins. In 2000, the increase in cost of sales was primarily caused by lower reimbursement margins on sales to third party customers.

     There was an increase of $14,507,000 in selling, general and administrative expenses from $21,292,000 in 1998 to $35,799,000 in 1999 and an increase of $4,071,000 over 1999 to $39,870,000 in 2000. In 1999, the increase was due to the conversion of store pharmacy systems, installation of a home office pharmacy system to monitor drug costs, prices and margins, the installation of a "frame relay" telecommunications system, additional personnel to monitor and manage the new systems and the start-up costs of HORIZONScripts.com. In 2000, the increase was due to an increase in legal and consulting expenses, an increase in the costs associated with our partially self-funded group insurance plan, an increase in provision for uncollectable accounts receivable and the expenses associated with the sale of certain underperforming stores. In total, these selling, general and administrative expenses, expressed as a percentage of total net revenues, were 28.5%, 27.2% and 29.3% for 1998, 1999 and 2000, respectively.

     Depreciation and amortization was $2,802,000 in 2000 compared to $1,689,000 in 1999 and $867,000 in 1998. The increase resulted from our acquisition of stores in 1999 and 1998 and an increase in debt issue costs being amortized.

     Intangible assets, including goodwill, pharmacy files and non-compete covenants, have historically represented a substantial portion of our acquisition costs. Such assets are amortized over a period of not more than 40 years.

     Interest expense was $4,636,000 in 2000 compared to $1,898,000 in 1999 and $803,000 in 1998. The increase in interest expense resulted primarily from the increase in our indebtedness associated with the acquisition of stores in 1999 and 1998 and for working capital as a result of the operating losses sustained in 2000, 1999 and 1998. Additionally, a portion of the increase (approximately $1,700,000) was due to certain penalties and default interest due as the result of the Company being in default of certain covenants under its Credit Agreement and Supply Agreement with McKesson.

     During the fourth quarter of 1999, we determined that several under-performing stores should be sold or closed and recorded a special charge of $2,985,000 for impairment losses. Additionally, we recorded an impairment provision of $213,000 on another store we plan to continue to operate. During 2000, we reviewed and revised our estimates of lease cancellation penalties and other exit costs and recorded an additional impairment of $391,000 in 2000 and we recorded an impairment provision of $285,000 on other stores we plan to continue to operate.

     EARNINGS. Loss before credit for income taxes was ($2,539,000) (2.9% of net revenues) in 1998, ($7,548,000) (5.7% of net revenues) in 1999, and ($14,936,000) (10.96% of net revenues) in 2000, which is an increase in the loss before credit for income taxes of $5,009,000 and $7,388,000, respectively, in 1999 and 2000.

     In 2000, we incurred a net loss of ($14,936,000), as compared to a net loss of ($7,548,000) in 1999, and a net loss of ($2,179,000), in 1998. The loss in
2000 resulted from a decline in the
gross margin of prescription drug sales due to lower reimbursements from third party payors; increased selling, general and administrative expenses due to increased legal and consulting expenses as a result of our defaults under the Credit Agreement and Supply Agreement with McKesson, an increase in the costs associated with our partially self-funded group insurance plan due to unfavorable experience levels in 1998, 1999 and 2000; an increase in provision for uncollectable accounts receivable; an increase in interest expense resulting from increased borrowings and penalties and default interest assessed by McKesson; increased depreciation and amortization due to acquisitions in prior years, the new pharmacy computer system and the amortization of debt issue costs and the expenses associated with the sale of certain underperforming stores in 2000. The loss in 1999 resulted from the provision for impairment, a decline in gross margin as a result of price conversion difficulties encountered during the pharmacy computer system conversions and the expenses associated with the pharmacy system conversion, the installation of the pharmacy home office computer system, the frame relay network and the start-up expenses associated with our new Web site, HORIZONScripts.com. The loss in 1998 resulted primarily from revenues which were lost when our computer system failed to receive and/or process daily prescription drugs price updates transmitted electronically from our wholesale supplier.

     LIQUIDITY AND CAPITAL RESOURCES. Net cash used in operating activities was $4,369,000 in 2000, as compared to $3,315,000 in 1999 and $2,072,000 in
1998. The net operating losses in 2000, 1999 and 1998 were primarily responsible for the increase in net cash used in operations. Net cash used in investing activities was $1,710,000 in 2000 as compared to $7,253,000 in 1999 and $8,508,000 in 1998. In 1998 and 1999 the majority of the net cash used for investing activities was for acquisitions and purchases of property and equipment. Net cash provided by financing activities was $7,163,000 in 2000 as compared to $5,214,000 in 1999 and $13,113,000 in 1998. In 1998, we received
$6,725,000 net proceeds from a private placement which was used to support an aggressive acquisition program as described above. Additionally, in 1998 and 1999 borrowings from the McKesson Credit facility were used to partially fund acquisitions and increases in accounts receivable and inventories. In April 2000, the Company issued $2,500,000 in convertible debentures which provided $2,175,000 in net proceeds. The balance of the increase was the result of the nonpayment by the Company of certain trade payables, penalties and default interest to McKesson as the result of certain defaults under the Credit Agreement and Supply Agreement.

     McKesson currently provides us with a $11,000,000 credit facility and a $7,000,000 line of credit. The McKesson credit facility is subject to certain restrictive covenants, including financial ratio requirements, which we must meet to maintain the credit facility. At December 31, 2000, we were in default of several of these covenants. These covenant violations have not been cured or waived, and McKesson has the right to demand payment of the outstanding borrowings. At April 7, 2001, we had borrowed $10,562,000 under the credit facility and $7,000,000 under the line of credit. The $7,000,000 line of credit is evidenced by a promissory note which is payable upon demand by McKesson. We also have $14,067,000 in accounts payable and $1,700,000 in accrued interest and penalties payable to McKesson as of December 31, 2000. The Company is also dependent upon the continued non-demand for payment by McKesson.

     During February 2000, we acquired the prescription files and inventory of one store in Gering, Nebraska and consolidated it with our existing store. On March 31, 2000, we acquired (primarily for stock) the prescription files and inventory of an infusion therapy operation in Corpus Christi, Texas. In September 2000, we acquired the prescription files and inventory of a store in Dodge City, Kansas and consolidated it with our existing store.

     As a result of the net losses we incurred in 1998, 1999 and 2000, and the defaults under our credit facility, we are not able to make additional acquisitions until we are able to raise additional capital or secure additional credit lines for acquisitions. We will seek acquisition opportunities that require less cash and rely more on seller financing and the public or private offering of certain equity or long-term debt securities.

     Because of the federal moratorium on home healthcare licenses from September 1997 until January 1998, and the uncertainty of the current regulations, we do not plan to expand our home healthcare operations in 2001.
We do expect, however, to offer home medical equipment through stores which have not heretofore offered such equipment.

     The Company's plan for 2001 provides for the Company to improve its financial condition and operating results through increased retail prices when possible, by reducing our selling, general and administrative expenses, reducing receivables, inventory levels, store operating hours and labor costs, and analysis of various debt and equity alternatives. If necessary, we will sell or close underperforming and performing pharmacies.

     As discussed above, the Company is in default on its credit facility. In the event McKesson does not waive the defaults and renew or otherwise extend the credit facilities, we will seek to secure replacement financing through a financial institution or supplier at similar terms or otherwise retire the debt with sales proceeds from underperforming stores. In the event such proceeds are not sufficient or that alternative financing is not arranged, we will sell the assets of certain performing stores (which have previously received unsolicited purchase inquiries) to provide the additional funds to retire the debt. The sale of such additional stores would reduce future revenues, and could have a material adverse effect on the financial position and results of operations of the Company.

     IMPACT OF INFLATION AND CHANGING PRICES. Inflation continues to cause increases in product, occupancy and operating expenses, as well as the cost of acquiring capital assets. We attempt to minimize the effect of higher operating costs by achieving operating efficiencies through the use of technology.

FACTORS AFFECTING OPERATIONS.

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

     As discussed above, we are in default on our working capital line of credit and note. We are currently actively pursuing financing from other potential sources to refinance our existing lines of credit as well as engaging in discussions with McKesson to waive the existing covenant violations and/or extend our lines of credit. There can be no assurance that we will be successful in either refinancing our existing debt or obtaining satisfactory waivers or extensions from McKesson.

     DEPENDENCE ON ACQUISITIONS FOR GROWTH. Our growth strategy is two-fold. First, we will continue to seek to acquire, consolidate and operate existing free-standing pharmacies and related businesses on a profitable basis, subject to the availability of capital. We continually review acquisition proposals and are currently engaged in discussions with third parties with respect to possible acquisitions. However, we compete for acquisition candidates with buyers who have greater financial and other resources than us and, consequently, may be able to pay higher acquisition prices. To the extent we are unable to acquire suitable retail pharmacies, or to successfully integrate such stores into our operations, our ability to expand our business may be reduced significantly. Second, we are expanding our operations into, and attempting to redirect revenues through, e-commerce by entering into strategic alliances with e-commerce partners. We believe this will allow us to increase our customer and prescription bases as well as our revenues.

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

     EXPANSION. Our ongoing expansion will require us to implement and integrate enhanced operational and financial systems, and additional management, operational and financial resources. Our inability to implement and integrate these systems and/or add these resources could have a material adverse effect on our results of operations and financial condition. There can be no assurance that we will be able to manage our expanding operations effectively or maintain or accelerate our growth. Although we experienced growth in net revenues in 1999 and 2000, we sustained substantial losses as a result of the decline in gross margins related to price conversion difficulties encountered during the pharmacy computer system conversions, the expenses associated with the conversions, the installation of the home office computer system, the installation of the frame relay telecommunication network, and the start-up expenses associated with our new pharmacy Web site, HORIZONScripts.com. We cannot assure you that we will not experience similar problems to those encountered in 1999 and 2000 related to expansion or that we will be able to maintain or increase net revenues.

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

     GEOGRAPHIC CONCENTRATION. Currently, 15 and 7 of our 45 retail pharmacies are located in Texas and New Mexico, respectively, and we plan to acquire other retail pharmacies located in such states. Consequently, our results of operations and financial condition are dependent upon general trends in the Texas and New Mexico economies and any significant healthcare legislative proposals enacted in those states.

     NEED FOR ADDITIONAL CAPITAL. We believe that a planned reduction in inventory and accounts receivable levels, the continued reduction in selling, general and administrative expenses, the sale of certain underperforming stores and the refinancing or extension of our existing credit facilities will be adequate to satisfy our working capital requirements for the next twelve months, although circumstances, including the acquisition of additional stores and certain alliances and/or joint ventures in e-commerce, will require that we obtain additional equity and/or long or short-term financing to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

     RELIANCE ON SINGLE SUPPLIER. In 2000, we purchased approximately 90% of our inventory from McKesson, which also provided us with order entry machines, shelf labels and other supplies and who is our primary lender. However, in February 2001, our supply agreement with McKesson was terminated and we ceased purchasing any inventory or other supplies from McKesson. Thereafter, we began to purchase the majority of our inventory from AmeriSource. In April 2001, we entered into a long term supply agreement with AmeriSource pursuant to which AmeriSource will be our primary supplier with respect to all pharmaceuticals, including generics, home healthcare, over-the-counter and private label products. We believe that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although we believe we could obtain our inventory through other distributors at competitive prices and upon competitive payment terms if our relationship with AmeriSource was terminated, there can be no assurance that the termination of such relationship would not adversely affect our business.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists primarily of our outstanding borrowings under the McKesson credit facility and the McKesson revolving line of credit. The combined balance outstanding was $17,562,000 at December 31, 2000. The impact on our results of operations of a one-point interest rate change on balances outstanding to McKesson and others would be $178,000 on an annual basis. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 8.   Financial Statements And Supplementary Data
          -------------------------------------------

     The financial statements required by this Item are set forth beginning on page F-1 hereof.

Item 9.   Changes In and Disagreements with Accountants on Accounting and
          ----------------------------------------------------------------
          Financial Disclosure
          --------------------

     Not applicable. There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the preceding twenty-four months ended December 31, 2000.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The information required by this item is contained in the definitive proxy materials of the Company to be filed in connection with its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

(a) FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Company appear immediately following this Item 14:

                                                                   PAGES
                                                                   -----
Report of Independent Auditors...................................    F-1
Consolidated Balance Sheets at December 31, 1999 and 2000........    F-2

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000......................  F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000................  F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000............................  F-6
Notes to Consolidated Financial Statements.........................  F-8

FINANCIAL STATEMENT SCHEDULES
The Company has included the following schedule immediately
following this Item 14:
Schedule II--Valuation and Qualifying Accounts.....................  F-20


     The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those financial statements.

(b) REPORTS ON FORM 8-K. DURING THE LAST QUARTER OF FISCAL 2000 WE FILED THE FOLLOWING CURRENT REPORTS ON FORM 8-K:

     In the last quarter of 2000, HORIZON filed no Current Reports on Form 8-K.

(c) EXHIBITS. THE EXHIBITS LISTED BELOW ARE INCLUDED WITH THIS REPORT.

EXHIBIT NO.                     NAME OF EXHIBIT
-----------                     --------------------------------
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

4.3 Warrant Agreement dated November 7, 1997 by and between HORIZON Pharmacies, Inc. and Com Vest Partners, Inc. incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-KSB for the year ended December 31, 1997 filed electronically on April 15, 1998.

4.4 Form of Warrant dated June 12, 1998 between HORIZON Pharmacies, Inc. and the parties to the Securities Purchase Agreement included herein as Exhibit 10.4, incorporated herein by reference to Exhibit 99.1 of our Current Report on Form 8-K filed electronically on June 25, 1998.

4.5 Amended and Restated Warrant Purchase Agreement dated May 14, 1999 among HORIZON Pharmacies, Inc. and McKesson HBOC, Inc., incorporated herein by reference to Exhibit
                       4.5 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

4.6 First Amendment to Amended and Restated Warrant Purchase Agreement dated March 30, 2000 between HORIZON Pharmacies, Inc. and McKesson HBOC, Inc., incorporated herein by reference to Exhibit 4.6 of our Annual Report on

                       Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

4.7 Warrant dated January 28, 2000 between HORIZON Pharmacies, Inc. and K-2 Financial Corp., incorporated herein by reference to Exhibit 4.7 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

4.8 Warrant dated February 1, 2000 between HORIZON Pharmacies, Inc. and 5Net5 Corp., incorporated herein by reference to Exhibit 4.8 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

4.9 Warrant dated March 14, 2000 between HORIZON Pharmacies, Inc. and Informed.com, Inc., incorporated herein by reference to Exhibit 4.9 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

4.10 Warrant dated March 14, 2000 between HORIZON Pharmacies, Inc. and Informed.com, Inc., incorporated herein by reference to Exhibit 4.10 of our Annual Report on form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

4.11 Registration Rights Agreement dated March 14, 2000 by and between HORIZON Pharmacies, Inc., and Informed.com, Inc., incorporated herein by reference to Exhibit 4.11 of our Annual Report on form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

4.12 Warrant dated March 30, 2000 between HORIZON Pharmacies, Inc. and McKesson HBOC, Inc., incorporated herein by reference to Exhibit 4.12 of our Annual Report on form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

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

10.2 Letter Agreement dated April 14, 1999 amending the Supply Agreement included herein as Exhibit 10.1, incorporated herein by reference to Exhibit 10.2 of our Annual Report on form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

10.3                   Amendment to the Supply Agreement included as Exhibit
                       10.1 herein, dated March 30, 2000 between HORIZON Pharmacies, Inc. and McKesson HBOC Inc., incorporated herein by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

10.4 Securities Purchase Agreement dated June 15, 1998 by and among HORIZON Pharmacies, Inc. and the Several Purchasers named therein, incorporated herein by reference to
                       Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

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

10.8                   Third Amendment to Credit Agreement included as Exhibit
                       10.5 herein, dated as of May 14, 1999, incorporated herein by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

10.9                   Fourth Amendment to the Credit Agreement included as
                       Exhibit 10.5 herein, dated as of August 16, 1999, incorporated herein by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended
                       December 31, 1999 filed electronically on April 14, 2000.

10.10                  Fifth Amendment to the Credit Agreement included as
                       Exhibit 10.5 herein, dated as of April 14, 2000, incorporated herein by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

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

10.18 Limited Waiver and Consent dated March 30, 2000 between HORIZON Pharmacies, Inc. and McKesson HBOC, Inc., incorporated herein by reference to Exhibit 10.18 of our

                       Annual Report on Form 10-K for the year ended
                       December 31, 1999 filed electronically on April 14, 2000.

10.19 Cooperative Marketing Agreement dated April 6, 2000 by and between eGrocery.com, Inc. and HORIZON Pharmacies, Inc, incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed electronically on April 14, 2000.

10.20 Letter Agreement, dated April 14, 2000, regarding the Loan Agreement dated July 31, 1999 between HORIZON Pharmacies, Inc. and Bank One, Texas, N.A., incorporated herein by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

10.21* HORIZON Pharmacies, Inc. 401(k) Plan incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-43607).

10.22* HORIZON Pharmacies, Inc. 1999 Stock Option Plan, incorporated herein by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the year ended December 31, 1999 filed electronically on April 14, 2000.

10.23* HORIZON Pharmacies, Inc. 1998 Stock Option Plan incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 (File No. 333-62805).

10.24* HORIZON Pharmacies, Inc. 1997 Stock Option Plan incorporated herein by reference to Exhibit 4.4 to our Registration Statement on Form SB-2, as amended (File No. 333-25257).

10.25* Employment Agreement by and between HORIZON Pharmacies, Inc. and John N. Stogner, dated July 31, 1999 incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed electronically on August 18, 2000.

10.26* Employment Agreement by and between HORIZON Pharmacies, Inc. and Phillip Douglas Stone, dated March 7, 2000 and effective April 1, 2000 incorporated by reference to
                       Exhibit 10.2 of our Quarterly Report on Form 10-Q filed electronically on August 18, 2000.

10.27 Loan Agreement, dated July 31, 1999, between Bank One Texas, National Association and HORIZON Pharmacies, Inc. incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed electronically on August 18, 2000.

10.28 Promissory Note, dated July 31, 1999, from HORIZON Pharmacies, Inc. to Bank One, Texas, National Association incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed electronically on August 18, 2000.

10.29 Modification of Promissory Note, dated July 31, 2000, between Bank One, Texas National Association and HORIZON Pharmacies, Inc., incorporated by reference to Exhibit
                       10.5 of our Quarterly Report on Form 10-Q filed electronically on August 18, 2000, to the Promissory dated July 31, 1999, between Bank One, Texas, National Association and HORIZON Pharmacies, Inc.

10.30 Letter Agreement dated August 3, 2000, incorporated by Reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed electronically on August 18, 2000, amending the Fulfillment and Guaranty Agreement, dated March 14, 2000 by and between HORIZON Pharmacies, Inc., and InformedScripts.com, incorporated herein by reference to
                       Exhibit 10.1 of our Current Report on Form 8-K filed electronically on April 6, 2000.

10.31* HORIZON Pharmacies, Inc. 2000 Stock Option Plan incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed electronically on August 18, 2000.

10.32* Form of Retention Agreements between HORIZON Pharmacies, Inc. and each of Messrs. McCord, Stogner, Herr and Mueller (filed electronically herewith).

10.33 Rights Agreement dated February 6, 2001 between HORIZON Pharmacies, Inc. and Computershare Investor Services, L.L.C. (filed electronically herewith).

10.34 Assignment Agreement dated as of February 23, 2001, between Bank One, N.A., HORIZON Pharmacies, Inc. and McKesson HBOC, Inc. (filed electronically herewith).

10.35 Amendment to Promissory Note dated as of February 23, 2001 in the amount of $7,000,000 between McKesson HBOC, Inc., as lender and HORIZON Pharmacies, Inc., as borrower (filed electronically herewith).

10.36* Employment Agreement dated as of April 1, 2001 by and between HORIZON Pharmacies, Inc. and Philip D. Stone (filed electronically herewith).

10.37 Primary Vendor Agreement dated April 14, 2001 between AmeriSource Corporation and HORIZON Pharmacies, Inc. (filed electronically herewith in redacted form pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule

                       24b-2 under the Exchange Act.)

21.1 Subsidiaries of HORIZON Pharmacies, Inc. (filed electronically herewith).

23.1 Consent of Ernst & Young LLP, Independent Auditors (filed electronically herewith).

-----------------------------------

*Management contract or compensatory plan, contract or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      REGISTRANT:
                                      HORIZON PHARMACIES, INC.


Dated: April 17, 2001                 By:/s/ Ricky D. McCord
                                      President and Chief Executive Officer



Dated: April 17, 2001                 By:/s/ Michael F. Loy
                                      Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Name                                  Title                              Date
        ----                                  -----                              ----

/s/ Ricky D. McCord            Chairman of the Board of Directors,           April 17, 2001
Ricky D. McCord                President and Chief Executive Officer,
                               (Principal Executive Officer)

/s/ Michael F. Loy             Chief Financial Officer, Director,            April 17, 2001
Michael F. Loy                 (Principal Financial and Accounting Officer)

/s/ Charlie K. Herr            Senior Vice President and Director            April 17, 2001
Charlie K. Herr

/s/ Robert D. Mueller, R.PH    Senior Vice President and Director            April 17, 2001
Robert D. Mueller, R.PH

/s/ John N. Stogner            Senior Vice President and Director            April 17, 2001
John N. Stogner

/s/ Herbert J. Fleming         Director                                      April 17, 2001
Herbert J. Fleming

/s/ Philip H. Yielding         Director                                      April 17, 2001
Philip H. Yielding

                        Report of Independent Auditors

The Board of Directors and Stockholders
HORIZON Pharmacies, Inc.

     We have audited the accompanying consolidated balance sheets of HORIZON Pharmacies, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HORIZON Pharmacies, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that HORIZON Pharmacies, Inc. will continue as a going concern. As more fully described in Note 2, the Company has not complied with certain covenants of a loan agreement, has incurred recurring operating losses, has a working capital deficiency (after including long-term debt subject to acceleration), and is dependent upon the continued non-demand for payment by a supplier. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                       /s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma
April 7, 2001

                           HORIZON Pharmacies, Inc.
                          Consolidated Balance Sheets

                                                                                                 December 31,
                                                                                                 ------------
                                                                                               1999         2000
                                                                                               ----         ----
                                                                                                 (In Thousands,
                                                                                               Except Share Data)
                                             Assets
Current assets:
  Cash and cash equivalents................................................................  $ 1,263      $ 2,347
  Certificate of deposit...................................................................      375          375
  Accounts receivable, less allowance of $642 in 1999 and $1,678 in 2000:
    Third-party providers..................................................................    8,828        8,115
    Others.................................................................................    2,922        2,012
  Inventories, at the lower of specific identification cost or market......................   23,522       18,212
  Assets held for sale.....................................................................      633            -
  Prepaid expenses and other...............................................................      674          463
                                                                                             -------      -------
Total current assets.......................................................................   38,217       31,524

Debt issue costs, net of accumulated amortization of $103 in 1999 and $693 in 2000,
  and other assets, at cost................................................................      595          898

Property, equipment and capital lease assets:
  Property and equipment, at cost:
    Land, buildings and improvements.......................................................    1,498        1,430
    Software and equipment.................................................................    5,509        8,307
                                                                                             -------      -------
                                                                                               7,007        9,737
    Accumulated depreciation and amortization..............................................   (1,057)      (2,230)
                                                                                             -------      -------
  Property and equipment, net..............................................................    5,950        7,507
  Equipment under capital leases, net of accumulated amortization of $435 in 1999 and
       $695 in 2000........................................................................      725          518
                                                                                             -------      -------
Property, equipment and capital lease assets, net..........................................    6,675        8,025

Intangibles, at cost:
  Noncompete covenants and customer lists..................................................    2,415        2,272
  Goodwill.................................................................................   13,299       13,069
                                                                                             -------      -------
                                                                                              15,714       15,341
  Accumulated amortization.................................................................   (1,370)      (1,880)
                                                                                             -------      -------
Intangibles, net...........................................................................   14,344       13,461
                                                                                             -------      -------
                                                                                             $59,831      $53,908
                                                                                             =======      =======

                           HORIZON Pharmacies, Inc.
                    Consolidated Balance Sheets (continued)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                               1999          2000
                                                                                               ----          ----
                                                                                                 (In Thousands,
                                                                                                Except Share Data)
                               Liabilities and stockholders' equity
Current liabilities:
  Notes payable.........................................................................     $ 5,566      $  7,000
  Long-term debt subject to acceleration................................................           -        10,562
  Accounts payable......................................................................      12,615        18,132
  Accrued liabilities...................................................................       1,420         3,237
  Lease termination settlements and other exit costs....................................       1,367           719
  Current portion of long-term debt.....................................................       2,439         2,363
  Current portion of obligations under capital leases...................................         239           214
                                                                                             -------      --------
Total current liabilities...............................................................      23,646        42,227

Noncurrent liabilities:
  Lease termination settlements.........................................................       1,250           846
  Long-term debt........................................................................      19,204         8,746
  Obligations under capital leases......................................................         481           257
                                                                                             -------      --------
Total noncurrent liabilities                                                                  20,935         9,849

Commitments and contingencies (Notes 8, 11 and 12)

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued                        -             -
  Common stock, $.01 par value, authorized 14,000,000 shares; issued 5,888,965 shares
    in 1999 and 6,221,932 shares in 2000................................................          59            62
  Additional paid-in capital............................................................      24,710        26,225
  Accumulated deficit...................................................................      (9,449)      (24,385)
                                                                                             -------      --------
                                                                                              15,320         1,902
  Treasury stock (6,081 shares), at cost................................................         (70)          (70)
                                                                                             -------      --------
Total stockholders' equity..............................................................      15,250         1,832
                                                                                             -------      --------
                                                                                             $59,831      $ 53,908
                                                                                             =======      ========


                            See accompanying notes.

                           HORIZON Pharmacies, Inc.
                     Consolidated Statements of Operations

                                                                                        Year ended December 31,
                                                                                        -----------------------
                                                                                    1998          1999          2000
                                                                                    ----          ----          ----
                                                                                    (In Thousands, Except Per Share
                                                                                                 Data)

Net revenues:
  Prescription drugs sales...................................................    $ 55,248      $ 99,688      $105,666
  Other sales and services...................................................      19,489        32,068        30,628
                                                                                 --------      --------      --------
Total net revenues...........................................................      74,737       131,756       136,294
Costs and expenses:
  Cost of sales and services:
    Prescription drugs.......................................................      42,850        76,341        84,433
    Other....................................................................      11,661        20,577        18,846
  Depreciation and amortization:
    Property, equipment and capital lease assets.............................         391           819         1,416
    Debt issue costs and intangibles.........................................         476           870         1,386
  Provision for impairment...................................................           -         3,198           676
  Selling, general and administrative expenses...............................      21,292        35,799        39,870
                                                                                 --------      --------      --------
Total costs and expenses.....................................................      76,670       137,604       146,627
                                                                                 --------      --------      --------

Loss from operations.........................................................      (1,933)       (5,848)      (10,333)
Other income (expense):
  Interest and other income..................................................         197           198            33
  Interest expense...........................................................        (803)       (1,898)       (4,636)
                                                                                 --------      --------      --------
Total other income (expense).................................................        (606)       (1,700)       (4,603)
                                                                                 --------      --------      --------
Loss before credit for income taxes..........................................      (2,539)       (7,548)      (14,936)
Credit for income taxes......................................................        (360)            -             -
                                                                                 --------      --------      --------
Net loss.....................................................................    $ (2,179)     $ (7,548)     $(14,936)
                                                                                 ========      ========      ========
Basic and diluted loss per share.............................................    $   (.43)     $  (1.30)     $  (2.49)
                                                                                 ========      ========      ========



                            See accompanying notes.

                           HORIZON Pharmacies, Inc.
                Consolidated Statements of Stockholders' Equity


                                                                        Retained
                                           Common Stock   Additional    Earnings     Treasury Stock       Total
                                          --------------   Paid-in    (Accumulated   ---------------  Stockholders'
                                          Shares  Amount   Capital      Deficit)     Shares  Amount       Equity
                                          ------  ------   -------      --------     ------  ------       ------
                                                                       (In Thousands)

Balance at December 31, 1997............   4,436     $44     $11,517      $    278        -  $   -         $ 11,839
Exercise of warrants....................      33       -         131             -        -       -             131
Exercise of stock options...............     116       1         463             -        -       -             464
Issuance of stock in acquisitions.......     291       3       3,420             -        -       -           3,423
Issuance of stock to purchase land......
                                               6       -          50             -        -       -              50
Issuance of stock to reduce debt........       5       -          45             -        -       -              45
Sale of stock...........................     737       8       6,717             -        -       -           6,725
Purchase of treasury stock..............       -       -           -             -        6     (70)            (70)
Net loss................................       -       -           -        (2,179)       -       -          (2,179)
                                        ---------------------------------------------------------------------------

Balance at December 31, 1998............   5,624      56      22,343        (1,901)       6     (70)         20,428
Exercise of stock options...............      64       1         276             -        -       -             277
Issuance of stock in acquisitions.......     201       2       1,577             -        -       -           1,579
Issuance of warrants to lender..........       -       -         514             -        -       -             514
Net loss................................       -       -           -        (7,548)       -       -          (7,548)
                                        ---------------------------------------------------------------------------

Balance at December 31, 1999............   5,889      59      24,710        (9,449)       6     (70)         15,250
Exercise of stock options...............      10       -          31             -        -       -              31
Beneficial conversion feature of
 convertible debentures.................       -       -         364             -        -       -             364

Conversion of debentures................     112       1          97             -        -       -              98
Issuance of warrants to lenders.........       -       -         253             -        -       -             253
Issuance of warrants to vendors.........       -       -         321             -        -       -             321
Issuance of stock to vendors............     155       2         153             -        -       -             155
Issuance of stock in acquisitions.......      54       -         284             -        -       -             284
Other...................................       2       -          12             -        -       -              12
Net loss................................       -       -           -       (14,936)       -       -         (14,936)
                                        ---------------------------------------------------------------------------
Balance at December 31, 2000............   6,222     $62     $26,225      $(24,385)       6    $(70)       $  1,832
                                        ===========================================================================

                            See accompanying notes.

                           HORIZON Pharmacies, Inc.
                     Consolidated Statements of Cash Flows

                                                                                                   Year ended December 31,
                                                                                                -----------------------------
                                                                                                   1998      1999       2000
                                                                                                -------   -------   --------
                                                                                                       (In Thousands)

Operating activities
Net loss......................................................................................  $(2,179)  $(7,548)  $(14,936)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................................      867     1,689      2,802
  Provision for impairment....................................................................        -     3,198        676
  (Gains) losses on disposals of assets and other.............................................       24        (3)       (94)
  Provision for uncollectible accounts receivable.............................................      147       428      1,059
  Credit for deferred income taxes............................................................     (140)        -          -
  Changes in operating assets and liabilities, net of acquisitions of businesses:
    Accounts receivable.......................................................................   (3,094)   (3,342)       472
    Inventories...............................................................................   (2,089)   (2,226)     5,349
    Prepaid expenses and other................................................................     (651)      158       (183)
    Accounts payable..........................................................................    4,219     4,372        775
    Accrued liabilities.......................................................................      824       (41)       117
    Lease termination settlements.............................................................        -         -       (406)
                                                                                                -------   -------   --------
Total adjustments.............................................................................      107     4,233     10,567
                                                                                                -------   -------   --------
Net cash used in operating activities.........................................................   (2,072)   (3,315)    (4,369)
Investing activities
Purchase of certificate of deposit............................................................        -      (375)         -
Purchases of property and equipment...........................................................   (1,060)   (1,781)    (2,278)
Proceeds from disposals of assets.............................................................        -         6        886
Purchases of other assets.....................................................................        -         -       (201)
Assets acquired for cash in acquisitions of businesses........................................   (7,448)   (5,103)      (117)
                                                                                                -------   -------   --------
Net cash used in investing activities.........................................................   (8,508)   (7,253)    (1,710)
Financing activities
Increase in accounts payable and accrued liabilities related to deferred payment arrangements
  with primary lender and supplier                                                                    -         -      6,442
Borrowings....................................................................................    8,811     8,132      3,785
Debt issue costs incurred.....................................................................     (136)      (79)      (194)
Principal payments on debt....................................................................   (2,693)   (2,871)    (2,599)
Principal payments on obligations under capital leases........................................     (119)     (245)      (302)
Issuances of stock, net of offering costs.....................................................    7,320       277         31
Purchase of treasury stock....................................................................      (70)        -          -
                                                                                                -------   -------   --------
Net cash provided by financing activities.....................................................   13,113     5,214      7,163
                                                                                                -------   -------   --------
Net increase (decrease) in cash and cash equivalents..........................................    2,533    (5,354)     1,084
Cash and cash equivalents at beginning of year................................................    4,084     6,617      1,263
                                                                                                -------   -------   --------
Cash and cash equivalents at end of year......................................................  $ 6,617   $ 1,263   $  2,347
                                                                                                =======   =======   ========



(Continued on following page)

                           HORIZON Pharmacies, Inc.
               Consolidated Statements of Cash Flows (continued)

                                                                                                  Year ended December 31,
                                                                                                  -----------------------
                                                                                                   1998     1999     2000
                                                                                                   ----     ----     ----
                                                                                                       (In Thousands)

Supplemental cash flow information
Cash paid during the year for:
  Interest....................................................................................  $   693   $ 1,801   $2,711
  Income taxes (refunds), net.................................................................      503      (264)    (205)

Noncash investing and financing activities
Equipment leased under capital leases.........................................................  $   357   $   445   $   53
Additions to property and equipment financed by debt..........................................        -         -      494
Issuance of stock to reduce debt..............................................................       45         -       98
Issuance of stock to purchase land............................................................       50         -        -
Issuance of warrants to lenders and vendors...................................................        -       514      574
Issuance of stock to vendors..................................................................        -         -      155

Acquisitions of businesses financed by debt and common stock:
  Accounts receivable and other...............................................................  $   442   $ 1,224   $  (92)
  Inventories.................................................................................    8,094     3,212       39
  Property and equipment......................................................................    1,322     1,329      169
  Noncompete covenants and customer lists.....................................................    1,021       681       21
  Goodwill....................................................................................    6,265     6,190      264
                                                                                                -------   -------   ------
                                                                                                 17,144    12,636      401
  Less cash paid..............................................................................    7,448     5,103      117
                                                                                                -------   -------   ------
Assets acquired...............................................................................  $ 9,696   $ 7,533   $  284
                                                                                                =======   =======   ======
Financed by:
  Accounts payable and accrued liabilities....................................................  $     -   $   378   $    -
  Debt........................................................................................    6,273     5,576        -
  Common stock................................................................................    3,423     1,579      284
                                                                                                -------   -------   ------
                                                                                                $ 9,696   $ 7,533   $  284
                                                                                                =======   =======   ======


                            See accompanying notes.

                           HORIZON Pharmacies, Inc.
                  Notes to Consolidated Financial Statements
                       December 31, 1998, 1999 and 2000
                       (In Thousands, Except Share Data)

1.   Summary of Significant Accounting Policies

Nature of Operations

     As of December 31, 2000, HORIZON Pharmacies, Inc. (the "Company") owns and operates forty-five retail pharmacies which sell prescription drugs, health and beauty aids and other products and are located in sixteen states, including fifteen pharmacies located in Texas. Purchases from the Company's primary supplier, McKesson HBOC, Inc. ("McKesson"), were $51,991 in 1998, $82,132 in 1999 and $87,599 in 2000. Accounts payable to McKesson were $8,916 at December 31, 1999 and $14,067 at December 31, 2000.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     Cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Advertising

     Advertising costs are expensed as incurred and amounted to $649 in 1998, $806 in 1999 and $802 in 2000.

Depreciation and Amortization

     Property and equipment are depreciated on a straight-line basis over the estimated useful lives of thirty years for buildings and three to fifteen years for software and equipment. Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the estimated useful lives of the assets or over the terms of the leases, whichever are shorter. Intangibles are amortized on a straight-line basis over the terms of the noncompete covenants of two to seven years and estimated useful lives of customer lists and goodwill of five years and forty years, respectively. Debt issue costs are amortized on a straight-line basis over the terms of the related debt agreements.

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

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

Self-Insurance

     The Company is partially self-insured for losses and liabilities related to health and welfare claims. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred based on Company experience.

Stock-Based Compensation

     The Company grants stock options to employees and directors with exercise prices equal to the fair values of the common stock at the dates of grants. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation expense is recognized with respect to stock options granted at exercise prices equal to the market prices of the Company's common stock at the dates of grants.

Loss Per Share

     Weighted average shares outstanding used in the computation of basic and diluted loss per share amounted to 5,065,545 in 1998, 5,788,026 in 1999 and 5,996,787 in 2000. Antidilutive employee stock options and warrants excluded amounted to 359,958 in 1998, 737,642 in 1999 and 2,231,781 in 2000. The
computation of diluted loss per share in 2000 did not assume the conversion of the convertible debentures because their inclusion would have been antidilutive.

2.   Operating Losses, Liquidity and Management's Plans

     The Company has incurred operating and net losses in each of the three years ended December 31, 2000 and continues to experience operating losses through February 2001.

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

     Additionally, violations of covenants in its existing credit agreement which have not been cured or waived by McKesson and in a note agreement previously with a bank but assumed by McKesson under a guarantee agreement in February 2001 have resulted in such credit arrangements, totaling $17,562, being included in current liabilities in the accompanying consolidated financial statements at December 31, 2000. Such classification contributes to a working capital deficiency of $10,703 at December 31, 2000.

     Management's plans for 2001 related to operating matters include reducing receivables and inventory levels, increased emphasis on higher margin products, including home medical equipment, acceleration of cost reduction programs begun in 2000, which included selling or closing certain unprofitable pharmacies, consolidation of administrative functions to its Corporate location in Denison, Texas, and installation of a new point of sale system in its pharmacies. In 2000, the Company sold one of its corporate office buildings to a group of directors for $160 in cash.

     The Company is negotiating with McKesson to restructure the $17,562 in debt set out above as well as its trade payables and other charges due to McKesson totaling approximately $15,800 at December 31, 2000. The Company believes that if such restructuring is successful, additional debt and equity financing will be available to the Company to satisfy its working capital needs and to finance expansion. There are no assurances, however, that such restructuring will be completed on terms satisfactory to the Company. If such restructuring is not completed and replacement financing cannot be accomplished, the Company may be forced to sell pharmacies or inventories in order to pay the indebtedness to McKesson which could have a material adverse impact on the financial condition and operations of the Company.

3.   Acquisitions

     All of the Company's retail pharmacies have been acquired from third parties in purchase transactions. Such acquisitions have usually been structured as asset purchases and have included accounts receivable, inventories, property and equipment and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers or to other lenders. The number of pharmacies acquired amounted to eleven prior to 1997, thirteen in 1997, twenty-one in 1998, seven in 1999, and none in 2000.

     The following unaudited pro forma results of operations data gives effect to the acquisitions completed in 1998 and 1999 as if the acquisitions had been consummated as of January 1 of the year preceding the acquisitions. The unaudited pro forma results of operations data is presented for illustrative purposes and is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated as of January 1 of the year preceding the acquisitions or of future results of operations. The data reflects adjustments for amortization of intangibles resulting from the purchases, incremental interest expense resulting from borrowings to finance the acquisitions, adjustments to employee benefits and rent expense and income tax effects.

                                                        Year ended December 31
                                                        ----------------------
                                                        1998              1999
                                                        ----              ----
     Unaudited pro forma information:

     Net revenues...................................  $101,209         $141,929
                                                      ========         ========

     Net loss.......................................  $   (897)        $ (7,108)
                                                      ========         ========

     Basic and diluted loss per share...............  $   (.17)        $  (1.21)
                                                      ========         ========

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

4.   Impairment of Long-Lived Assets

     During the fourth quarter of 1999, the Company identified several underperforming pharmacies with long-lived assets (primarily intangibles) with carrying amounts of $1,001 and committed to a plan to sell them. Accordingly, the Company sold five of these pharmacies plus two other pharmacies during 2000. The Company believed that no buyers would assume any of the facilities leases. The Company estimated the fair values (based primarily on bids received from potential buyers or previous sales proceeds) less costs to sell the pharmacies at $633 and recorded a $2,985 impairment loss, including estimated lease cancellation penalty fees and other exit costs of $2,617. During 2000, the Company revised its estimates of fair values and recorded additional impairment of $391. As of December 31, 2000, the remaining aggregate lease commitments related to pharmacies sold or held for sale in excess of the estimated liability recorded by the Company are $288. Management of the Company believes that the liability recorded is adequate based upon discussions with landlords. Net revenues and loss from operations related to these pharmacies for 1998, 1999 and 2000 are as follows:


                                                         Loss From
                                       Net Revenues      Operations
                                       ------------      ----------

          1998.......................     $10,184          $  (438)
          1999.......................      13,812             (720)
          2000.......................       8,111           (1,423)

     During 1999 and 2000, the Company identified other underperforming pharmacies whose operating results indicated that long-lived assets of these pharmacies might be impaired. The long-lived assets of these pharmacies had combined carrying amounts of $1,015 and $285, respectively. As a result of analyses performed, the Company determined that pharmacies with then-existing carrying amounts of $250 and $285, respectively, were impaired and recorded $213 and $285, respectively, in impairment losses. Management's estimate of undiscounted future cash flows indicates that the remaining carrying amounts as of December 31, 1999 and 2000 are expected to be recovered. However, it is reasonably possible that the estimate of undiscounted cash flows may change in the near future, resulting in the need to write down one or more of the identified assets to fair value.

5.   Notes Payable

     The Company has borrowings (classified as a current liability) from a bank amounting to $5,550 and $7,000 as of December 31, 1999 and 2000, respectively, which bear interest based upon the bank's prime rate (effective rate of 7.5% as of December 31, 2000) and are guaranteed by McKesson. The Company is obligated to pay a guarantee fee to McKesson of 3% of the borrowings outstanding. The Company is also obligated to indemnify the guarantor for any losses arising from its guarantee. The loan agreement contains provisions which, among other things, limit the Company's ability to sell assets, make loans and enter into transactions with related parties. At December 31, 2000, the Company had not complied with covenants of the loan agreement for which the Company has not received a waiver. In February 2001, the loan was paid by McKesson and the debt became a demand note to McKesson.

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

6.   Income Taxes

     The credit for income taxes consists of the following:

                                                           Year ended
                                                           ----------
                                                          December 31,
                                                          ------------
                                                    1998       1999     2000
                                                    ----       ----     ----
          Current:
               Federal.......................      $(185)     $   -    $   -
               State.........................        (35)         -        -
                                                   -----      -----    -----
                                                    (220)         -        -
          Deferred:
               Federal.......................       (120)         -        -
               State.........................        (20)         -        -
                                                   -----      -----    -----
                                                    (140)         -        -
                                                   -----      -----    -----
          Credit for income taxes............      $(360)     $   -    $   -
                                                   =====      =====    =====



     The reconciliation of income tax computed at the federal statutory tax rate to the credit for income taxes is:

                                                                                                    Year ended December 31,
                                                                                                    -----------------------
                                                                                               1998         1999           2000
                                                                                               ----         ----           ----

     Tax at statutory rate..........................................................        $   (889)     $(2,642)       $(5,228)
     State income taxes, net of federal tax benefit.................................             (36)        (226)          (447)
     Increase in deferred tax asset valuation allowance.............................             602        2,860          5,662
     Other..........................................................................             (37)           8             13
                                                                                            --------     --------       --------
     Credit for income taxes........................................................        $   (360)    $      -       $      -
                                                                                            ========     ========       ========

     At December 31, 2000, the Company has net operating loss carryforwards ("NOLs") of approximately $20,000 for income tax purposes that expire from 2018 to 2020. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax asset related to these carryforwards. If realized, the tax benefit for the NOLs will be credited to income taxes.

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

     Deferred tax assets and liabilities consist of the following at December
31:

                                                                                              1999    2000
                                                                                              ----    ----

          Deferred tax liabilities:
            Property, equipment and capital lease assets..................................  $  164  $  141
            Intangibles...................................................................     154       -
                                                                                            ------  ------
          Deferred tax liabilities........................................................     318     141
          Less deferred tax assets:
            Accounts receivable...........................................................     244     638
            Inventories...................................................................     161     105
            Debt issue costs and other....................................................      68     255
            Intangibles...................................................................       -      22
            Accrued liabilities...........................................................     995     595
            Net operating loss carryforwards..............................................   2,312   7,650
                                                                                            ------  ------
                                                                                             3,780   9,265
            Less valuation allowance......................................................   3,462   9,124
                                                                                            ------  ------
            Net deferred tax assets.......................................................     318     141
                                                                                            ------  ------
          Net deferred tax liabilities....................................................  $    -  $    -
                                                                                            ======  ======


7.   Long-Term Debt

     Long-term debt consists of the following at December 31:

                                                                                             1999     2000
                                                                                             ----     ----

Borrowings under credit agreement (A)...................................................  $10,678  $10,562
Installment notes due in varying installments (totaling $197 per month as of
  December 31, 2000), plus interest at rates ranging from 8% to 11.5% and
  maturing on various dates until June 2011.............................................   10,965    8,977
5% convertible debentures due March 31, 2003, less unamortized discount of
  $273 (B)..............................................................................        -    2,132
                                                                                          -------  -------
                                                                                           21,643   21,671
Less long-term debt subject to acceleration.............................................        -   10,562
                                                                                          -------  -------
                                                                                           21,643   11,109
Less current portion of long-term debt..................................................    2,439    2,363
                                                                                          -------  -------
Long-term debt..........................................................................  $19,204  $ 8,746
                                                                                          =======  =======

(A) The Company has a credit agreement (as amended) with McKesson which provides for borrowings (subject to a borrowing base) up to $8,000 under a revolver and $3,000 under a term loan. Borrowings bear interest at prime plus 1% (effective rate of 10.5% at December 31, 2000) unless certain events of default exist, at which time interest is at prime plus 5% (14.5% at December 31, 2000). Borrowings outstanding at December 31, 2000 consist of $7,562 under the revolver and $3,000 under the term loan and are payable July 2, 2003. Mandatory prepayment of borrowings under the revolver is required if the amount of cash and cash equivalents exceeds $8 million. The agreement contains provisions which, among other things, limit the Company's ability to sell assets, incur additional debt and enter into transactions with related parties. The agreement also requires the Company to maintain at least a specified amount of net worth and satisfy certain financial ratios.

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

     Since June 30, 2000, the Company has not complied with several covenants of the credit agreement. These covenant violations have not been cured or waived, and McKesson has the right to demand payment of outstanding borrowings. Accordingly, amounts payable under the credit agreement as of December 31, 2000 are classified as subject to acceleration in current liabilities in the accompanying financial statements. If the violations are not waived or the compliance covenants are not revised, the Company may be required to liquidate pharmacies or inventories in order to pay the debt or to take other action.

(B) Through March 31, 2003, the debentures are convertible at the option of the holder into shares of common stock at conversion prices specified in the debentures (1,126,664 shares as of December 31, 2000). In November 2000, $95 of the debentures, plus accrued interest of $3, were converted into 112,077 shares of common stock. The Company has the option to pay interest in cash or in shares of common stock.

     Long-term debt is collateralized by accounts receivable, inventories, property and equipment and noncompete covenants and customer lists.

     Long-term debt, including unamortized debt discount but excluding amounts subject to acceleration, maturing during the five years subsequent to 2000 is as follows: 2001-$2,363; 2002-$2,423; 2003-$4,586; 2004-$1,565; 2005-$239 and
thereafter-$206.

8.   Commitments

Leases

     The Company leases most of its retail store facilities and certain equipment under noncancelable operating leases, all of which expire within eight years. These leases require the Company to pay for taxes, maintenance and insurance and contain renewal options, certain of which involve rent increases. Rent expense was $1,138 in 1998, $2,634 in 1999 and $2,592 in 2000.

     Components of obligations under capital leases for pharmacy computer equipment are as follows at December 31, 1999 and 2000:

                                                                                             1999       2000
                                                                                             ----       ----

     Total minimum lease payments......................................................      $ 829      $ 532
     Less amount representing interest.................................................        109         61
                                                                                             -----      -----
     Present value of net minimum lease payments.......................................        720        471
     Less current portion..............................................................        239        214
                                                                                             -----      -----
     Amount due after one year.........................................................      $ 481      $ 257
                                                                                             =====      =====

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

     At December 31, 2000, the future minimum payments, excluding payments related to pharmacies sold or held for sale (see Note 4) and contingent rentals, which have not been material, under operating and capital leases are as follows:


                                                                                               Operating       Capital
     Year                                                                                       Leases         Leases
     ----                                                                                       ------         ------

     2001................................................................................      $  2,421        $  254
     2002................................................................................         1,969           226
     2003................................................................................         1,596            43
     2004................................................................................         1,072             9
     2005................................................................................           613             -
     Thereafter..........................................................................           346             -
                                                                                               --------        ------
     Total...............................................................................      $  8,017           532
                                                                                               ========
     Less amount representing interest...................................................                          61
                                                                                                               ------
                                                                                                               $  471
                                                                                                               ======


Supply Agreements

     As of December 31, 2000, the Company had a supply agreement (as amended) with McKesson. The supply agreement, which expires on April 30, 2003, provides for specified liquidated damages ($600,000 until April 30, 2001) in the event of cancellation. In February 2001, McKesson cancelled the supply agreement.

     In April 2001, the Company entered into a supply agreement with another supplier.

9.   Stockholders' Equity

Preferred Stock

     The Board of Directors has the authority to issue preferred stock in one or more classes or series and to fix the number of shares to be included in each such class or series and the designations, preferences, qualifications, limitations, restrictions and rights of the shares of each such class or series.

Stockholder Rights Plan

     In February 2001, the Company adopted a stockholder rights plan which is designed to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The rights expire on December 31, 2010.

     The plan provides for the issuance of one preferred stock purchase right for each outstanding share of the Company's common stock. Each right initially entitles stockholders to buy one-hundredth of a share of preferred stock for $20. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

     If any person becomes the beneficial owner of 15% or more of the Company's common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 15%-or-more stockholder, then each right not owned by a 15%-or-more stockholder or related parties will then entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a value of twice the right's then current exercise price. In addition, if, after any person has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which the Company does not survive or in which its common stock is changed or exchanged, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's then current exercise price. Unless a triggering event occurs, the rights will not trade separately from the common stock.

     The Company will generally be entitled to redeem the rights at $0.01 per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired.

Common Stock and Warrants

     In 1998, the Company completed a private placement pursuant to which warrants to purchase 41,000 shares of common stock (exercisable until June 2003 at $9.50 per share) were sold. During 1998, 32,750 shares of stock were issued upon exercise of warrants sold in a 1997 initial public offering.

     Pursuant to an agreement with a lender and primary supplier in 1999, the Company issued warrants to purchase, until May 2009, 201,500 shares of common stock at $5.71 per share. In 1999, the Company issued additional warrants to purchase, until August 2009, 50,000 shares of common stock at $5.05 per share pursuant to the same agreement. The exercise prices were equal to the market value at dates of grant. The value of these warrants at the dates of issuance was charged to debt issue costs.

     In 2000, the Company entered into several agreements for services in exchange for common stock warrants aggregating 530,000 shares at exercise prices from $2.63 to $10.00. The exercise prices were equal to the market value at the date of grant. The value of these warrants (net of re-measurement adjustments of $845) is being charged to expense over the period of benefit.

     In 2000, the Company issued a total of 155,000 shares of common stock to vendors. The value of these shares at the dates of issuance (net of re-measurement adjustments of $271) is being charged to expense over the periods of benefit.

A summary of the Company's warrant activity and related information for the years ended December 31 follows:

                                                 1998                1999                2000
                                                 ----                ----                ----
                                                     Weighted            Weighted            Weighted
                                                     Average             Average             Average
                                                     Exercise            Exercise            Exercise
                                          Warrants    Price    Warrants   Price    Warrants   Price
                                          --------    -----    --------   -----    --------   -----

Outstanding-beginning of year...........   210,000    $4.39     218,250   $5.41     469,750   $5.50
Granted.................................    41,000     9.50     251,500    5.58     530,000    4.60
Exercised...............................   (32,750)    4.00           -       -           -       -
                                           -------              -------             -------


Outstanding-end of year.................   218,250    $5.41     469,750   $5.50     999,750   $5.02
                                           =======              =======             =======

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

A summary of the Company's warrants as of December 31, 2000 follows:

                                                                               Warrants Outstanding
                                                                               --------------------
                                                                                     Weighted
                                                                                      Average
                                                                                     Remaining          Weighted
                                                                   Number           Contractual         Average
                                                                     of                Life             Exercise
Range of Exercise Prices                                          Warrants            (Years)            Price
------------------------                                          --------            -------            -----

$2.63........................................................      250,000               9.1             $2.63
$2.75........................................................      100,000               9.2              2.75
$4.00........................................................      147,250               1.5              4.00
$5.05 to $5.56...............................................       60,000               8.7              5.14
$5.71........................................................      201,500               8.3              5.71
$6.45 to $6.72...............................................      100,000               3.5              6.53
$9.50 to $10.00..............................................      141,000               2.3              9.85
                                                                   -------
                                                                   999,750
                                                                   =======

Stock Options

     Under 1998, 1999 and 2000 stock options plans, options for up to 1,300,000 shares of common stock may be granted to employees and directors at prices as specified in the plans on the dates the options are granted. Options granted are generally exercisable in three equal annual installments commencing one year from the dates of grants and, subject to termination of employment, expire ten years from the dates of grants.

     All options granted by the Company have been at option prices equal to the market values of the Company's common stock at the dates of grants. The following pro forma information presents net loss and loss per share information as if the Company had accounted for stock options granted using the fair value method. The fair values of issued stock options were estimated at the dates of grants using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rates of 5.47%, 5.77% and 5.83%; no dividends over the option terms; stock price volatility factors of .76, .83 and .90, and expected option lives of five years. The estimated fair value as determined by the model is amortized to expense over the respective vesting period. The pro forma information presented below is not necessarily indicative of the pro forma effects to be presented in future periods.

     The pro forma information is as follows for the years ended December 31:

                                                    1998       1999       2000
                                                    ----       ----       ----

          Net loss.............................  $ (2,793)  $ (8,356)  $(16,324)
          Basic and diluted loss per share.....  $   (.55)  $  (1.44)  $  (2.72)

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

         A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                            1998                        1999                        2000
                                                            ----                        ----                        ----
                                                                   Weighted                    Weighted                    Weighted
                                                                    Average                     Average                     Average
                                                                   Exercise                    Exercise                    Exercise
                                                     Options         Price          Options      Price         Options       Price
                                                     -------         -----          -------      -----         -------       -----
Outstanding-beginning of year..................       369,364        $4.00          676,563       $6.72       1,053,666       $6.14
Granted........................................       427,900         8.33          544,950        5.50         325,150        1.41
Exercised......................................      (116,101)        4.00          (64,247)       4.00          (9,579)       3.25
Forfeited......................................        (4,600)        6.87         (103,600)       7.87         (68,946)       6.65
                                                     ---------                    ----------                  ----------
Outstanding-end of year........................       676,563        $6.72        1,053,666       $6.14       1,300,291       $4.99
                                                     =========                    ==========                  ==========

Exercisable at end of year.....................       271,763        $4.31          319,833       $5.79         872,297       $4.40
                                                     =========                    ==========                  ==========

Weighted average fair value of options granted
during the year................................         $5.47                         $3.83                      $ 2.65

         A summary of the Company's options as of December 31, 2000 follows:

                                                                          Options Outstanding                 Options Exercisable
                                                                          -------------------                 -------------------
Range of Exercise Prices                                                        Weighted
------------------------                                                         Average
                                                                                Remaining       Weighted                  Weighted
                                                                 Number        Contractual      Average       Number      Average
                                                                   of             Life          Exercise        of        Exercise
                                                                Options          (Years)         Price       Options       Price
                                                                -------          -------         -----       -------       -----
$1.13 to $1.69............................................       305,150           9.7           $1.14        305,150       $1.14
$4.00.....................................................       182,937           6.5            4.00        182,937        4.00
$4.88 to $5.88............................................       501,571           8.5            5.53        164,534        5.62
$8.25.....................................................       265,148           7.1            8.25        188,242        8.25
$8.69 to $8.88............................................        45,485           7.9            8.66         31,434        8.87
                                                               ---------                                      -------
                                                               1,300,291           8.2           $4.99        872,297       $4.40
                                                               =========                                      =======

10. Employee Benefit Plan

         The Company has a profit sharing plan for eligible employees whereby each participant in the plan may contribute by payroll deduction up to 15% of their compensation. The Company may make matching contributions of a portion of each participant's contribution. The Company may also make a profit sharing contribution. Profit sharing contributions were $67 in 1998, $107 in 1999 and $140 in 2000.

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

11. Contingencies

     The Company and certain present and former officers or directors are named as defendants in an action that was filed on May 28, 1999. Plaintiffs seek to certify a class of persons who purchased shares of the Company's common stock during the period between August 14, 1998 and March 3, 1999, inclusive, alleging that defendants failed to timely disclose complications with the Company's prescription pricing communications technology. Plaintiffs seek unspecified compensatory and/or rescissory damages. The Company is vigorously defending against the action.

     The Company has contingent liabilities for other lawsuits and various other matters occurring in the ordinary course of business.

     Management of the Company believes that the ultimate resolution of these contingencies will not have a material adverse effect on the Company's financial position or results of operations.

12. Employment Arrangements

     The Company has employment agreements expiring on April 1, 2002 and July 1, 2002 with its Chairman and Chief Executive Officer and four members of its senior management. These agreements provide for annual base salaries, incentive bonuses and other employee benefits. In addition, the Company has retention contracts with four senior officers. These contracts contain provisions for payments in the event of the termination of employment and provide for severance payments equal to approximately three years compensation plus other benefits due to loss of employment in the event of a change in control (as defined in the contracts).

13. Financial Instruments

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the country, and the Company's policy is designed to limit exposure to any one institution, although balances may exceed federal insurance limits. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company does not require collateral on these financial instruments. Accounts receivable are unsecured and consist principally of receivables from third-party providers (insurance companies and government agencies) under third-party payment plans. Certain of these receivables are recorded net of any allowances provided under the respective plans. Since payments due from certain third-party payers are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value.

                            HORIZON Pharmacies, Inc.
             Notes to Consolidated Financial Statements (continued)

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Long- and short-term debt: The carrying amounts of the Company's variable-rate borrowings approximate their fair value. The fair values of the Company's fixed-rate debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair values of fixed-rate debt approximate their carrying amounts in the balance sheets.

                           HORIZON Pharmacies, Inc.
            Notes to Consolidated Financial Statements (continued)

14. Selected Quarterly Financial Data (Unaudited)


                                                        First Quarter            Second Quarter            Third Quarter
                                                        --------------           --------------            -------------
                                                       1999        2000         1999         2000         1999        2000
                                                     ------------------------------------------------------------------------
Income statement data:
Prescription drugs sales                              $23,615     $26,955      $23,798      $27,139      $25,248     $26,457
Other sales and services                                7,370       8,147        7,742        8,471        7,482       6,867
                                                     ------------------------------------------------------------------------
Total net revenues                                     30,985      35,102       31,540       35,610       32,730      33,324

Cost of sales and services:
   Prescription drugs sales                            17,317      20,677       17,545       21,596       19,298      20,578
   Other sales and services                             4,598       5,116        4,899        5,817        4,417       3,809
Depreciation and amortization                             339         498          378          566          469         737
Provision for impairment                                    -          14            -          236            -           -
Selling, general and administrative expenses            8,017       9,762        8,120        9,872        8,584       9,378
                                                     ------------------------------------------------------------------------
Total costs and expenses                               30,271      36,067       30,942       38,087       32,768      34,502
                                                     ------------------------------------------------------------------------

Income (loss) from operations                         $   714     $  (965)     $   598      $(2,477)     $   (38)    $(1,178)
                                                     ========================================================================

Net income (loss)                                     $   387     $(1,604)     $   239      $(3,126)     $  (477)    $(1,920)
                                                     ========================================================================

Basic and diluted income (loss) per share             $  0.07     $ (0.27)     $  0.04      $ (0.53)     $ (0.08)    $ (0.32)
                                                     ========================================================================



                                                       Fourth Quarter              Full Year
                                                       --------------              ---------
                                                      1999        2000         1999         2000
                                                  ------------------------------------------------
Income statement data:
Prescription drugs sales                          $27,027   $ 25,115 (1)     $99,688     $105,666
Other sales and services                            9,474      7,143          32,068       30,628
                                                  ------------------------------------------------
Total net revenues                                 36,501     32,258         131,756      136,294

Cost of sales and services:
   Prescription drugs sales                        22,181     21,582          76,341       84,433
   Other sales and services                         6,663      4,104 (1)      20,577       18,846
Depreciation and amortization                         503      1,001 (1)       1,689        2,802
Provision for impairment                            3,198        426           3,198          676
Selling, general and administrative expenses       11,078     10,858 (1)      35,799       39,870
                                                  ------------------------------------------------
Total costs and expenses                           43,623     37,971         137,604      146,627
                                                  ------------------------------------------------

Income (loss) from operations                     $(7,122)  $ (5,713)        $(5,848)    $(10,333)
                                                  ================================================

Net income (loss)                                 $(7,697)  $ (8,286)(1)     $(7,548)    $(14,936)
                                                  ================================================

Basic and diluted income (loss) per share         $ (1.33)  $  (1.35)        $ (1.30)    $  (2.49)
                                                  ================================================

(1) Includes year-end adjustments which increased net loss in the fourth quarter of 2000 by $5,252 (prescription drugs sales -$2,015 for third party reimbursement adjustments, cost of sales and services, - $178 for inventory mark downs, depreciation and amortization- $425 for beneficial conversion feature of convertible debentures and for reduction in useful lives of property and equipment, selling, general and administrative expenses - $934 for increased provision for uncollectible accounts receivable and other and interest expense - $1,700 for default interest assessed by McKesson).

                            HORIZON Pharmacies, Inc.
                  Schedule II-Valuation and Qualifying Accounts


                                                                                   Additions              Deductions-
                                                                                   ---------              Uncollectible
                                                         Balance at      Charged to         Charged         Accounts         Balance
                                                         Beginning        Costs and           to         Written off, Net    at End
Description                                               of Year         Expenses         Goodwill        of Recoveries     of Year
                                                          -------         --------         --------           ----------     -------
                                                                                        (In Thousands)
Allowance for doubtful accounts receivable:
     Year ended:

       December 31, 1998...........................           $112             $147            $  -              $ 42       $  217
                                                            ========         ========        ========          ========   ==========

       December 31, 1999...........................           $217             $428            $  -              $  3       $  642
                                                            ========         ========        ========          ========   ==========

       December 31, 2000...........................           $642           $1,059            $ 92              $115       $1,678
                                                            ========         ========        ========          ========   ==========