Form 10-Q
period 2001-03-31
HORIZON PHARMACIES INC
filed 2001-05-21
CIK 1036260

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: March 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________


                        Commission File Number 0-22403

                                  ___________

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

                                  ___________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Title of Each Class                 Outstanding at May 15 , 2001
          -------------------                 ----------------------------

Common stock, par value $.01 per share              6,215,851 shares

================================================================================

                                   FORM 10-Q
                           HORIZON Pharmacies, Inc.

                               TABLE OF CONTENTS




                                                                                                         Page
                                                                                                         ----
PART I-FINANCIAL INFORMATION                                                                                1

   Item 1.     Financial Statements (Unaudited)                                                             1
               Condensed Consolidated Balance Sheets                                                        1
               Condensed Consolidated Statements of Operations (Unaudited)                                  3
               Condensed Consolidated Statements of Cash Flows (Unaudited)                                  4
               Notes to Condensed Consolidated Financial Statements (Unaudited)                             5

   Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations        7

   Item 3.     Quantitative and Qualitative Disclosures about Market Risks                                 16


PART II. OTHER INFORMATION                                                                                 17


   Exhibits and Reports On Form 8-K                                                                        17


SIGNATURES                                                                                                 18


                         PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

     HORIZON Pharmacies, Inc. Condensed Consolidated Balance Sheets

                                                                                       December 31,   March 31,
                                                                                           2000          2001
                                                                                       -----------   -----------
                                                                                        (Audited)    (Unaudited)
                                                                                            (In Thousands)
                                         ASSETS
Current assets:
  Cash and cash equivalents.....................................................        $  2,347      $  2,377
  Certificate of deposit........................................................             375            --
  Accounts receivable, net......................................................          10,127         9,799
  Inventories...................................................................          18,212        17,970
  Prepaid expenses and other....................................................             463           509
                                                                                        --------      --------
Total current assets...........................................................           31,524        30,655
Debt issue costs, net of accumulated amortization, and other assets............              898           781
Property, equipment and capital lease assets:
  Property and equipment:
    Land, buildings and improvements...........................................            1,430         1,430
    Software and equipment.....................................................            8,307         8,422
                                                                                        --------      --------
                                                                                           9,737         9,852
  Less accumulated depreciation and amortization...............................            2,230         2,603
                                                                                        --------      --------
  Property and equipment, net..................................................            7,507         7,249
  Equipment under capital leases, net of accumulated amortization..............              518           451
                                                                                        --------      --------
Property, equipment and capital lease assets, net..............................            8,025         7,700
Intangibles, at cost:
  Noncompete covenants and customer lists......................................            2,272         2,277
  Goodwill.....................................................................           13,069        13,069
                                                                                        --------      --------
                                                                                          15,341        15,346
  Less accumulated amortization................................................            1,880         2,064
                                                                                        --------      --------
Intangibles, net...............................................................           13,461        13,282
                                                                                        --------      --------
                                                                                        $ 53,908      $ 52,418
                                                                                        ========      ========



                                                                                       December 31,   March 31,
                                                                                           2000          2001
                                                                                       -----------   -----------
                                                                                        (Audited)    (Unaudited)
                                                                                            (In Thousands)
Liabilities and stockholders' equity (deficit)

Current liabilities:
  Note payable.................................................................         $  7,000      $  7,000
  Long-term debt subject to acceleration.......................................           10,562        12,724
  Accounts payable.............................................................           18,132        18,866
  Accrued liabilities..........................................................            3,237         5,424
  Lease termination settlements and other exit costs...........................              719           688
  Current portion of long-term debt and obligations under capital leases.......            2,577         2,564
                                                                                        --------      --------
Total current liabilities.....................................................            42,227        47,266
Noncurrent liabilities:
  Lease termination settlements................................................              846           782
  Long-term debt and obligations under capital leases..........................            9,003         6,034
                                                                                        --------      --------
Total noncurrent liabilities...................................................            9,849         9,849

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued....                -             -
  Common stock, $.01 par value, authorized 14,000,000 shares; issued
    6,221,932 shares in 2000 and in 2001.......................................               62            62
  Additional paid-in capital...................................................           26,225        26,225
  Accumulated deficit..........................................................          (24,385)      (27,881)
                                                                                        --------      --------
                                                                                           1,902        (1,594)
  Treasury stock (6,081 shares), at cost.......................................              (70)          (70)
                                                                                        --------      --------
Total stockholders' equity (deficit)..........................................             1,832        (1,664)
                                                                                        --------      --------
                                                                                        $ 53,908      $ 52,418
                                                                                        ========      ========



                            See accompanying notes.

HORIZON Pharmacies, Inc. Condensed Consolidated Statements of Operations (Unaudited)


                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                                   March 31
                                                                                                   --------
                                                                                               2000        2001
                                                                                               ----        ----
                                                                                            (In Thousands, Except
                                                                                               Per Share Data)
Net revenues:
  Prescription drugs sales.............................................................     $26,954      $27,403
  Other sales and services.............................................................       8,148        5,898
                                                                                            -------      -------
Total net revenues.....................................................................      35,102       33,301
Costs and expenses:
  Cost of sales and services:
    Prescription drugs.................................................................      20,677       21,483
    Other..............................................................................       5,116        3,088
  Depreciation and amortization........................................................         499          758
  Selling, general and administrative expenses.........................................       9,762        9,266
  Contract termination penalty.........................................................           -          600
                                                                                            -------      -------
Total costs and expenses...............................................................      36,054       35,195
                                                                                            -------      -------
Loss from operations...................................................................        (952)      (1,894)
Other income (expense):
  Interest and other income............................................................           4          158
  Interest expense.....................................................................        (656)      (1,760)
                                                                                            -------      -------
Total other income (expense)...........................................................        (652)      (1,602)
                                                                                            -------      -------
Net loss...............................................................................     $(1,604)     $(3,496)
                                                                                            =======      =======

Basic and diluted loss per share (Note 2)..............................................     $ (0.27)     $ (0.56)
                                                                                            =======      =======



                            See accompanying notes.

HORIZON Pharmacies, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                                    Three Months Ended
                                                                                                    ------------------
                                                                                                          March 31,
                                                                                                          ---------
                                                                                                      2000         2001
                                                                                                      ----         ----
                                                                                                       (In Thousands)
Operating Activities
Net loss....................................................................................       $(1,604)       $(3,496)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...........................................................           499            758
    Default interest and contract termination penalty expenses..............................             -          2,100
    Other...................................................................................            41             21
    Changes in operating assets and liabilities, net of acquisitions of businesses:
      Accounts receivable...................................................................           (78)           320
      Inventories...........................................................................         1,218            242
      Prepaid expenses and other............................................................          (244)           (46)
      Accounts payable and accrued liabilities..............................................        (2,155)           726
                                                                                                   -------        -------
Total adjustments...........................................................................          (719)         4,121
                                                                                                   -------        -------

Net cash provided by  (used in) operating activities........................................        (2,323)           625
Investing Activities
Maturity of certificate of deposit..........................................................            --            375
Proceeds from sales of assets...............................................................            92             --
Purchases of property and equipment.........................................................          (952)          (115)
Assets acquired for cash in acquisitions of businesses......................................          (101)            --
Other.......................................................................................            --             (5)
                                                                                                   -------        -------
Net cash provided by (used in) investing activities.........................................          (961)           255
Financing Activities
Borrowings..................................................................................         3,100             --
Principal payments on debt and obligations under capital leases.............................          (677)          (850)
                                                                                                   -------        -------

Net cash provided by (used in ) financing activities........................................         2,423           (850)
                                                                                                   -------        -------
Net increase (decrease) in cash and cash equivalents........................................          (861)            30
Cash and cash equivalents at beginning of period............................................         1,263          2,347
                                                                                                   -------        -------
Cash and cash equivalents at end of period..................................................       $   402        $ 2,377
                                                                                                   =======        =======
Noncash Investing and Financing Activities
Issuance of warrants to lenders and vendors (350,000 shares)................................       $   895        $    --
Acquisitions of businesses financed by 54,036 shares of common stock:
      Inventories...........................................................................       $    39        $    --
      Property and equipment................................................................           169             --
      Intangibles...........................................................................           177             --
                                                                                                   -------        -------

                                                                                                       385             --
      Less cash paid........................................................................          (101)            --
                                                                                                   -------        -------

      Assets acquired.......................................................................       $   284        $    --
                                                                                                   =======        =======




                            See accompanying notes.

HORIZON Pharmacies, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) (In Thousands, Except Share and Store Data)

Note 1

     The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal, recurring accruals, which HORIZON Pharmacies, Inc. ("Horizon" or the "Company") considers necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The notes to the financial statements should be read in conjunction with the notes to the financial statements contained in our Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. Horizon's net revenues, costs and expenses are higher during peak holiday periods and from Christmas through Easter (the first and fourth quarters of the calendar year). Estimated gross profit rates were used to determine costs of sales for the three months ended March 31, 2000 and 2001.

Note 2

     The Company has incurred operating and net losses in each of the three years ended December 31, 2000 and continues to experience operating losses through March 2001.

     Additionally, violations by the Company of covenants in its existing credit agreement which have not been cured or waived by McKesson HBOC, Inc. ("McKesson") and in a note agreement previously with a bank but assumed by McKesson under a guarantee agreement in February 2001 have resulted in such credit arrangements totaling $17,562, being included in current liabilities in the accompanying consolidated financial statements at December 31, 2000 and March 31, 2001. Such classification contributes to a working capital deficiency of $16,611 at March 31, 2001.

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

     The Company is negotiating with McKesson to restructure the $17,562 in debt set out above as well as its trade payables and other charges due to McKesson totaling approximately $18,200 at March 31, 2001. The Company believes that if such restructuring is successful, additional debt and equity financing will be available to the Company to satisfy its working capital needs and to finance expansion. There are no assurances, however, that such restructuring will be completed on terms satisfactory to the Company. If such restructuring is not completed and replacement financing cannot be accomplished, the Company may be forced to sell pharmacies or inventories in order to pay the indebtedness to McKesson which could have a material adverse impact on the financial condition and operations of the Company.

Note 3

     Weighted average common shares outstanding used in the calculation of basic and diluted loss per share for the three months ended March 31, 2000 and 2001 totaled 5,886,069 and 6,215,851, respectively. Anti-dilutive employee stock options and warrants excluded amounted to 104,621 shares for the three months ended March 31, 2000 and 2,267,393 shares for the three months ended March 31, 2001. The computation of diluted loss per share did not assume the conversion of the convertible debentures because their inclusion would have been antidilutive.

Note 4

     No income taxes are provided due to the existence of net operating loss carryforwards.

Note 5

     At March 31, 2001, we owned 45 pharmacies and related businesses, all of which were acquired from third parties in purchase transactions. Such acquisitions have generally been structured as asset purchases and generally have included inventories, store fixtures and the assumption of store operating lease arrangements. The acquisitions generally have been financed by debt to the sellers and/or an inventory supplier. One pharmacy was acquired during the three months ended March 31, 2000 and none were acquired in the three months ended March 31, 2001.

     Pro forma results of operations data giving effect to the acquisitions completed during the three month periods ended March 31, 2000 as if the transactions had been consummated as of January 1, 1999 were not materially different from historical operating results.

     On May 11, 2001, the Company closed one underperforming pharmacy. Total net revenues related to this pharmacy for the three months ended March 31, 2000 and 2001 were $605 and $665, respectively.

Note 6

     As of March 31, 2001, we were in default of several covenants of our existing credit agreement with McKesson. These covenant violations have not been cured or waived. On April 18, 2001, McKesson accelerated all indebtedness owed by the Company and demanded immediate payment of all such indebtedness, including all amounts owed under the terms of the credit agreement, the related notes and the previously terminated supply agreement. Accordingly, $10,562 due under the credit agreement as of March 31, 2001 is classified as current in the accompanying financial statements. Also payable to McKesson is a $7,000 demand note previously payable to Bank One, N.A. that was acquired in February 2001 by McKesson, accounts payable of $14,425 and accrued interest, penalties and other charges of $3,800. Because of the defaults under the credit agreement, the Company is also in default with respect to its convertible debentures. Accordingly, these debentures ($2,162 net of unamortized discount of $243) are classified as current in the accompanying March 31, 2001 financial statements.

     On April 20, 2001, McKesson notified the Company that McKesson intended to contact certain third party insurance payors of the Company and instruct them to make payments directly to McKesson of all amounts owed or which in the future may be owed to Horizon. In response to this action the Company is exploring a variety of alternatives, including the possibility of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

     The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to restructure its debt with McKesson, generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing, and continue to obtain supplies and services from its vendors. As a result of such defaults and the losses incurred in 1998, 1999, and 2000, our independent auditors included an uncertainty paragraph in their audit report with respect to consolidated financial statements of the Company for the year ended December 31, 2000 related to the Company's ability to continue as a going concern.

Note 7

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in Thousands)

Overview

     The following discussion and analysis reviews the operating results of Horizon for the three months ended March 31, 2001 and compares those results to the comparable period of 2000. Certain statements contained in this discussion are not based on historical facts; rather, they are forward-looking statements that are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate, and actual events and results may differ materially from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, such as those inherent generally in the retail pharmacy industry and the impact of competition, pricing and changing market conditions. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, you should not rely on these forward-looking statements.

     Horizon's principal business strategy since commencing operations in 1994 has been to establish a chain of retail pharmacies through the acquisition of free standing, full-line retail pharmacies and related businesses.

     In 1999, we made a strategic decision to enter the mail order and e-commerce pharmacy business. In June 1999, we purchased a combination retail, mail order and Internet pharmacy operation, and in the fourth quarter we started a new Internet pharmacy operation, HorizonScripts.com, which provides customers online access to thousands of prescription and non-prescription items at competitive prices. We believe this Internet pharmacy will enhance our traditional "brick and mortar" operations, and that the "brick and click" strategy will offer our customers and potential customers convenient sources for their health care needs. By expanding our presence through e-commerce, we believe we will expand our name recognition and revenue base, while also cementing our relationship with our existing customers.

     During the three months ended March 31, 2000, we acquired the prescription files and inventory of one pharmacy and consolidated them into an existing store, we sold the prescription files and pharmaceutical inventory of our Cleburne, Texas store and we acquired an infusion pharmacy operation in Corpus Christi, Texas. During the remainder of 2000, we acquired the prescription files and inventory of one pharmacy and consolidated them into an existing store. During the three months ended March 31, 2001, we did not make any acquisitions or divestitures. The primary measurement of the effect of acquisitions on our operating performance is the number of store operating months, which is the number of months we owned all of the stores counted during the relevant measuring period. We expect that continuing acquisitions and expansion of our e-commerce activities will be the most significant factors in our growth strategy. However, at March 31, 2001, we were in default of several covenants of our existing credit agreement with McKesson. These covenant violations have not been cured or waived, and McKesson has demanded immediate payment of all indebtedness owed by the Company under the terms of such credit agreement, the related notes and the previously terminated supply agreement. As a result, we currently are unable to obtain funds to finance additional acquisitions.

     Currently, our primary source of revenue is the sale of prescription drugs. During the three months ended March 31, 2000 and 2001, sales of prescription drugs generated 76.8% and 82.3% respectively of our total net revenues. We expect our prescription drug business to continue to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products.

     Our revenues, gross profits and expenses customarily are higher during holiday periods and from Christmas through Easter. Sales of health-related products peak during seasonal outbreaks of cough and cold/flu viruses, which typically occur during the winter and spring.

Accordingly, revenues, gross profit and expenses should be highest in the fourth quarter and the first quarter of each year. We experienced losses in 2000 and in the first quarter of 2001, which were attributable, in part, to interest, penalties and other charges by McKesson and, in part, to certain underperforming stores. We expect to incur additional losses in the near future while we attempt to negotiate a debt restructuring plan with McKesson, continue to implement a turn-around or dispose of certain underperforming stores and build an infrastructure necessary for our growth.

Results of Operations

     The following table sets forth the percentage relationship of certain income statement data for the periods indicated:


                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                           2000     2001
                                                           ----     ----
INCOME STATEMENT DATA
Revenues:
 Prescription drugs sales.............................     76.8%    82.3%
 Other sales and services.............................     23.2%    17.7%
   Total net revenues.................................    100.0%   100.0%
Costs and Expenses:
 Cost of sales-prescription drugs(1)..................     76.7%    78.4%
 Cost of sales-other(2)...............................     62.8%    52.4%
 Selling, general and administrative expenses(3)......     27.8%    27.8%
 Contract termination penalty.........................        -%     1.8%
 Depreciation and amortization(3).....................      1.4%     2.3%
 Interest expense (3).................................      1.9%     5.3%
 Net loss(3)..........................................    (4.6)%  (10.5)%
__________
(1)  As a percentage of prescription drugs sales.

(2)  As a percentage of other sales and services.

(3)  As a percentage of total net revenues.


Net Revenues

     Our total net revenues decreased $1,801, or 5.1%, to $33,301 for the three months ended March 31, 2001, compared to $35,102 for the three months ended March 31, 2000. The decrease was attributable primarily to the decrease in store operating months from 156 in the first quarter of 2000 to 135 in the first quarter of 2001 resulting from the sale of seven underperforming stores in 2000.

     Sales of prescription drugs increased to 82.3% of total net revenues for the three months ended March 31, 2001 from 76.8% of total net revenues for the three months ended March 31, 2000. We expect our prescription drug business to continue to increase on an annual basis as a result of the demographic trends toward an aging population and the continued development of new pharmaceutical products.

     Same-store sales increased $1,076, or 3.5%, to $32,102 in the first three months of 2001 from $31,026 in the first three months of 2000. This increase is primarily the result of increased prescription drug sales (12.6%) due to increases in the number of prescriptions and the price of these prescriptions.

     The following tables show our prescription drug gross margins and total revenues margins for the three months ended March 31, 2001 and 2000:


                                     Gross Margins           Gross Margins On
                                    On Prescription          ----------------
                                      Drug Sales              Total Revenues
                                      ----------              --------------
                                  Amount  Percentage        Amount  Percentage
                                  ------  ----------        ------  ----------

Three Months Ended March 31,
 2001...........................  $5,920        21.6%       $8,730        26.2%
 2000...........................  $6,277        23.3%       $9,309        26.5%


     The decrease in the gross margin on prescription drug sales from 2000 to 2001 was primarily due to a decrease in the margin on third-party insurance plans and an increase in the percentage of third-party prescription sales.

Costs and Expenses

     Cost of sales decreased $1,222, or 4.7%, to $24,571 in the three months ended March 31, 2001 from $25,793 in the three months ended March 31, 2000. This decrease is primarily the result of decreased sales volume resulting from the decreased number of store operating months resulting from the sale of seven underperforming stores in 2000.

     Our cost of sales as a percentage of total net revenues increased 0.4% to 73.8% in the three months ended March 31, 2001 from 73.5% in the three months ended March 31, 2000. This increase is primarily due to an increase in the cost of prescription drug sales.

     Depreciation and amortization increased $259, or 51.9%, to $758, or 2.3% of total net revenues, for the three months ended March 31, 2001 from $499, or 1.4% of total net revenues, for the three months ended March 31, 2000. This increase was due to an increase in depreciation and the amortization of debt issue costs.

     Selling, general and administrative expenses decreased $496, or 5.1%, to $9,266 in the three months ended March 31, 2001 from $9,762 in the three months ended March 31, 2000. Such expenses, expressed as a percentage of net revenues, were 27.8% and 27.8% for the three months ended March 31, 2000 and 2001, respectively. This decrease is primarily due to a reduction in the number of store operating months resulting from the sale of seven underperforming stores in 2000 and reductions in corporate general and administrative expenses.

     The contract termination penalty of $600 in the first quarter of 2001 resulted from the cancellation of a supply agreement with McKesson. Reimbursement of such penalty was received in May 2001 from a new supplier.

     Interest expense increased $1,104, or 168%, to $1,760 in the first quarter of 2001 compared to $656 during the first quarter of 2000. The increase in interest expense resulted primarily from default interest charges by McKesson.

     Interest and other income increased $154 to $158 in the first quarter of 2001 compared to $4 in the first quarter of 2000.

Earnings

     We had a net loss of $3,496 for the three months ended March 31, 2001 as compared to net loss of $1,604 in the same period of 2000. We incurred no income tax expense in either period. The loss in the three months ended March 31, 2001, resulted primarily from default interest, penalties and other charges by McKesson and a termination penalty due to the cancellation of the supply agreement with McKesson, as well as a decline in the gross margin of prescription drug sales due to lower reimbursements from third party payors.

Liquidity and Capital Resources

     Net cash provided by operating activities increased $2,948 to $625 during the three months ended March 31, 2001 as compared to net cash used in operating activities of $2,323 for the three months ended March 31, 2000. The default interest and contract termination penalty assessed by McKesson and an increase in accounts payable and accrued liabilities, in part related to McKesson, were the primary reasons for the increase in net cash provided by operations.

     Net cash provided by investing activities was $255 for the three months ended March 31, 2001 as compared to $961 used for the comparable period in 2000.

     Net cash used in financing activities was $850 for the three months ended March 31, 2001 as compared to net cash provided by financing activities of $2,423 in the three months ended March 31, 2000.

     Cash and cash equivalents increased $30 to $2,377 during the three months ended March 31, 2001 as compared to $2,347 as of December 31, 2000.

     McKesson currently provides us with a $11,000 credit facility and a $7,000 line of credit. The McKesson credit facility is subject to certain restrictive covenants, including financial ratio requirements, which we must meet to maintain the credit facility and revolving line of credit. At March 31, 2001, we were in default of several of these covenants. These covenant violations have not been cured or waived. On April 18, 2001, McKesson demanded immediate payment of all indebtedness owed by the Company under the terms of our existing credit agreement, the related notes and the previously terminated supply agreement. At May 15, 2001, pursuant to such credit agreement, we had borrowed $10,562 under the credit facility and $7,000 under the revolving credit facility. The $7,000 line of credit is evidenced by a promissory note which is payable on demand by McKesson. We also have $14,425 in accounts payable and $3,800 in accrued interest and penalties payable to McKesson as of March 31, 2001. The Company is dependent upon continued forbearance by McKesson.

     On April 20, 2001, McKesson notified the Company that it intended to contact certain third party payors of the Company and instruct them to make payments directly to McKesson of all amounts currently owed or which in the future may be owed to Horizon. In response to this action, the Company is exploring a variety of alternatives, including the possibility of filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

     During the first quarter of 2001, we made no acquisitions. In February of 2000, we acquired the prescription files and inventory of one store in Gering, Nebraska and consolidated it with our existing store. On March 31, 2000, we acquired (primarily for common stock) the prescription files and inventory of an infusion pharmacy operation in Corpus Christi, Texas. During the remainder of 2000, we acquired the prescription files and inventory of one pharmacy and consolidated them into an existing store.

     As a result of the net losses we incurred in 1999, 2000 and the first quarter of 2001, and the defaults under the existing credit agreement with McKesson we are unable to make additional acquisitions until we are able to raise additional capital or secure additional credit lines for acquisitions.

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

     As discussed above, the Company is in default of its credit facility and McKesson has demanded immediate payment of all indebtedness owed by the Company under the terms of our existing credit agreement, the related notes and the previously terminated supply agreement. Additionally, McKesson has contacted certain third party insurance payors of the Company and has instructed them to make payments directly to McKesson of all amounts currently owed or which in the future may be owed to Horizon. In response to this action, the Company is exploring a variety of alternatives, including the possibility of filing for protection under Chapter

11 of the U.S. Bankruptcy Code. In the event McKesson does not cease the action with the third party insurance payors, renew, restructure or otherwise extend the credit facility, we will seek replacement financing through a financial institution or supplier at similar terms or otherwise retire the debt with sales proceeds from underperforming stores. In the event such proceeds are not sufficient or that alternative financing is not arranged, we will sell the assets of certain performing stores (for which we have previously received unsolicited purchase inquiries) to provide the additional funds to retire the debt. The sale of such additional stores would reduce future revenues, and could have a material adverse effect on the financial position or results of operations of the Company.

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

     As discussed above, we are in default under our existing credit agreement and McKesson has demanded immediate payment of all indebtedness owed by the Company under the terms of such credit agreement, the related notes and the previously terminated supply agreement. We are currently actively pursuing financing from other potential sources to refinance our existing lines of credit as well as engaging in discussions with McKesson to restructure our existing debt and/or extend our lines of credit and to cease interfering with our third party insurance payors. There can be no assurance that we will be successful in either refinancing our existing debt or obtaining satisfactory waivers or extensions from McKesson.

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

Reliance on Medicare and Medicaid Reimbursements

     Substantially all of our home healthcare revenues, which is approximately 1.5% of total net revenues, are attributable to third-party payors, including Medicare and Medicaid, private insurers, managed care plans and HMOs. The amounts we receive from government programs and private third-party payors are dependent upon the specific benefits included under the program or the patient's insurance policies. Any substantial delays in reimbursement or significant reductions in the coverage or payment rates of third-party payors, or from patients enrolled in the Medicare or Medicaid programs, would have a material adverse effect on our revenues and profitability.

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

Need for Additional Capital

     We believe that a planned reduction in our inventory and accounts receivable levels, the continued reduction in selling, general and administrative expenses, the sale of certain underperforming stores and the restructuring, refinancing or extension of our existing credit facilities will be adequate to satisfy our working capital requirements for the next twelve months, although circumstances, including the acquisition of additional stores and certain alliances and/or joint ventures in e-commerce, will require that we obtain additional equity and/or long or short-term financing to realize certain business opportunities. No assurance can be made that we will be able to obtain such financing.

Reliance on Single Supplier

     Throughout 2000 and in January 2001, we purchased approximately 90% of our inventory from McKesson, which also provided us with order entry machines, shelf labels and other supplies and who is also our primary lender. However, in February 2001, our supply agreement with McKesson was terminated and we ceased purchasing any inventory or other supplies from McKesson. Thereafter, we began to purchase the majority of our inventory from AmeriSource Corporation. In April 2001, we entered into a long term supply agreement with AmeriSource pursuant to which AmeriSource will be our primary supplier with respect to all pharmaceuticals, including generics, home healthcare, over-the-counter and private label products. We believe that the wholesale pharmaceutical and non-pharmaceutical distribution industry is highly competitive because of the consolidation of the retail pharmacy industry and the practice of certain large retail pharmacy chains to purchase directly from product manufacturers. Although we believe we could obtain our inventory through another distributor at competitive prices and upon competitive payment terms if our relationship with AmeriSource were terminated, there can be no assurance that the termination of such relationship would not adversely affect our business.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

     We are exposed to market risk from changes in interest rates on debt. Our exposure to interest rate risk currently consists of our outstanding lines of credit. The aggregate balance outstanding under the McKesson credit facility and line of credit was $17,562 at March 31, 2001. The impact on our results of operations of a one-point interest rate change on balances outstanding to McKesson and others would be $178 on an annual basis. This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

                          PART II. OTHER INFORMATION.

Item 6.  Exhibits and Reports On Form 8-K.

     (a)  Exhibits.

     Exhibit No.         Name of Exhibit
     -----------         ---------------

      10.38 Primary Vendor Agreement dated May 8, 2001, between AmeriSource Corporation and HORIZON Pharmacies, Inc. (filed electronically herewith in redacted form pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Filed separately in unredacted form subject to a request for confidential treatment pursuant to Rule 24b-2 under the Exchange Act.)

     (b)  Reports on Form 8-K.

     During the three months ended March 31, 2001, the Company did not file any Current Reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HORIZON Pharmacies, Inc.,
                                        a Delaware corporation



Date: May 21, 2001                      /s/ Ricky D. McCord
                                        President, Chief Executive Officer



Date: May 21, 2001                      /s/ Michael F. Loy
                                        Chief Financial Officer